Form 10-Q
period 2010-09-30
Fona, Inc.
filed 2010-11-15
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File Number: 33-45904C
                                               ----------

                                   FONA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                          41-1683548
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]                     Accelerated filer [   ]
  Non-accelerated filer [ ]                       Smaller reporting company [X]
  (Do not check if smaller reporting company)                               ---

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [X]   No [ ]

As of November 12, 2010, the Registrant had 7,894,111 shares of common stock, $.001 par value.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 2010
            (unaudited) and December 31, 2009                                4

           Statements of Operations, Three Months ended
            September 30, 2010 and 2009 (unaudited)                          5

           Statements of Operations, Nine Months ended
            September 30, 2010 and 2010, and the period from
            August 1, 2008 (date of commencement of development
            stage) through September 30, 2010 (unaudited)                    6

           Statements of Cash Flows, Nine Months ended
            September 30, 2010 and 2010, and the period from
            August 1, 2008 (date of commencement of development
            stage) through September 30, 2010 (unaudited)                    7

           Notes to Financial Statements                                     8

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                            10

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

 Item 4T.  Controls and Procedures.                                         10


Part II.  Other Information                                                 11

 Item 1.   Legal Proceedings                                                11

 Item 1A.  Risk Factors                                                     11

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits                                                         11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                               September 30,     December 31,
                                                    2010             2009
                                               -------------    -------------
                                                (unaudited)      (see note 1)
Current Assets:
  Cash                                                 5,649           18,600
  Prepaid Expenses                                        87              350
                                               -------------    -------------
         Total Current Assets                          5,736           18,950
                                               -------------    -------------
TOTAL ASSETS                                   $       5,736    $      18,950
                                               =============    =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                     9,983           12,079
  Accounts payable, related party                     15,165           14,502
                                               -------------    -------------
   Total Current Liabilities                          25,148           26,581
                                               -------------    -------------

     TOTAL LIABILITIES                                25,148           26,581
                                               -------------    -------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and outstanding (Note 4)           7,894            7,894
  Additional paid-in capital                       1,214,066        1,214,066
  Accumulated (Deficit)                           (1,200,940)      (1,200,940)
  Accumulated (Deficit) during the
   development stage                                 (40,432)         (28,651)
                                               -------------    -------------
TOTAL STOCKHOLDERS' (DEFICIT)                        (19,412)          (7,631)
                                               -------------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $       5,736    $      18,950
                                               =============    =============

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months     Three Months
                                               Ended            Ended
                                           September 30,    September 30,
                                                2010             2009
                                           -------------    -------------
Revenues                                   $        --      $        --
                                           -------------    -------------

Expenses:
  Legal and accounting fees                        7,500             --
  Transfer agent fees                                314              313
  Filing fees                                        740             --
                                           -------------    -------------
   Total Expenses                                  8,554              313
                                           -------------    -------------
Net Operating (Loss)                              (8,554)            (313)
                                           -------------    -------------

Net (Loss)                                 $      (8,554)   $        (313)
                                           =============    =============

Per Share                                            nil              nil
                                           =============    =============

Weighted Average Shares Outstanding            7,849,111        7,894,111
                                           =============    =============






    The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   For the
                                                                 Period from
                                                                   August 1,
                                                                2008 (date of
                                                                 development
                               Nine Months      Nine Months         stage)
                                  Ended            Ended           through
                              September 30,    September 30,    September 30,
                                   2010             2009             2010
                              -------------    -------------    -------------
Revenue                       $        --      $        --      $        --
                              -------------    -------------    -------------
Expenses:
  Legal and accounting fees           9,118           10,533           31,483
  Transfer agent fees                 1,018            2,138            4,312
  Printing and mailing fees            --              1,056            1,056
  General corporate fees              1,610            1,162            2,772
  Other                                  36              772              809
                              -------------    -------------    -------------
     Total Expenses                  11,782           15,661           40,432
                              -------------    -------------    -------------
Net Operating (Loss)                (11,782)         (15,661)         (40,432)
                              -------------    -------------    -------------

Net (Loss)                    $     (11,782)   $     (15,661)   $     (40,432)
                              =============    =============    =============

Per Share                     $         Nil    $         Nil    $        (.01)
                              =============    =============    =============

Weighted Average Shares
  Outstanding                     7,894,111        3,927,115        6,710,406
                              =============    =============    =============






    The accompanying notes are an integral part of the financial statements.


                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           Period from
                                                                             August 1,
                                                                          2008 (date of
                                                                           Development
                                            For the Nine Months Ended       stage) to
                                                  September 30,           September 30,
                                              2010            2009             2010
                                          ------------    ------------    -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                       $    (11,782)   $    (15,661)   $     (40,432)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase (decrease) in accounts
   payable and accrued expenses                 (2,095)          5,592           10,641
                                          ------------    ------------    -------------
Net Cash (Used in) Operating Activities        (13,877)        (10,069)         (29,791)
                                          ------------    ------------    -------------

Cash Flows from Investing Activities
 Prepaid Expenses                                  263             263              263
                                          ------------    ------------    -------------
Net Cash (Used in) Investing Activities            263             263              263

Cash Flows from Financing Activities:
  Sales of common stock                           --            20,000           20,000
  Advance from related party                       663           8,579           15,166
                                          ------------    ------------    -------------
Net Cash Provided by Financing
 Activities                                        663          28,579           35,166
                                          ------------    ------------    -------------

Increase (decrease) in Cash                    (12,951)         18,773            5,638
                                          ------------    ------------    -------------
Cash, Beginning of Period                       18,600              14               11
                                          ------------    ------------    -------------
Cash, End of Period                       $      5,649    $     18,787    $       5,649
                                          ============    ============    =============
Interest Paid                             $       --      $       --      $        --
                                          ============    ============    =============
Income Taxes Paid                         $       --      $       --      $        --
                                          ============    ============    =============

Supplemental Disclosure of
 Non-Cash Transactions:
 Conversion of debt for stock and
  debt forgiveness                        $       --      $      5,993    $       5,993


    The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2010 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2010, the statements of operations and the statements of cash flows for the three and nine months ended September 30, 2010 and 2009, have been prepared by Fona, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2010 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-12G, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began August 1, 2008 when it commenced activities to become a reporting company with the Securities and Exchange Commission with the intention of becoming a publicly traded company.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2010 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30, 2010, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At September 30, 2010 and December 31, 2009, the Company owed $15,165 and $14,502, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $9,677 and $9,666 at September 30, 2010 and December 31, 2009 respectively, and affiliates of Nick T. Boosalis were owed $5,488 and $4,836 at September 30, 2010 and December 31, 2009 respectively. The advances are loans that are uncollateralized, bear no interest and are due on demand.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended September 30, 2010, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available. However, there is no legal obligation for management to provide additional future funding. The Company has not identified any alternative sources for capital; consequently, there is substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2010, the Company had no material commitments for capital expenditures.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.


ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None during the three-month period covered by this report.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None during the three-month period covered by this report.

Item 5.  Other Information

None.

Item 6.  Exhibits

         Exhibit 31  Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32  Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Fona, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                November 12, 2010

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                November 12, 2010

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                November 12, 2010