Form 10-Q/A
period 2010-09-30
Fona, Inc.
filed 2011-01-04
CIK 884363

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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



REGISTRANT                            Fona, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                January 4, 2010

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                January 4, 2010

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                January 4, 2010