Form 10-Q
period 2011-03-31
Fona, Inc.
filed 2011-05-13
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                        Commission File Number: 33-45904C
                                               ----------
                                   FONA, INC.

        (Exact name of small business issuer as specified in its charter)


         Nevada                                          41-1683548
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303 (Address of principal executive offices including zip code)

                                 (303) 499-6000
                           (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ ]                  Accelerated filer [ ]
   Non-accelerated filer [ ]                    Smaller reporting company [X]
   (Do not check if smaller reporting company)                            ---

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

As of May 9, 2011, the Registrant had 7,894,111 shares of common stock, $.001 par value.

                                      INDEX
                                      -----
                                                                          Page
                                                                         Number
                                                                         ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of March 31, 2011
            (unaudited) and December 31, 2010                               4

           Statements of Operations, Three Months
            ended March 31, 2011 and 2010, and the period
            from August 1, 2008 (date of commencement of
            development stage) through March 31, 2011 (unaudited)           5

           Statements of Cash Flows, Three Months
            ended March 31, 2011 and 2010, and the period
            from August 1, 2008 (date of commencement of
            development stage) through March 31, 2011 (unaudited)           6

           Notes to Financial Statements                                    7

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                            9

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       9

 Item 4T.  Controls and Procedures.                                         9


Part II.  Other Information                                                10

 Item 1.   Legal Proceedings                                               10

 Item 1A.  Risk Factors                                                    10

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     10

 Item 3.   Defaults Upon Senior Securities                                 10

 Item 4.   Submission of Matters to a Vote of Security Holders             10

 Item 5.   Other Information                                               10

 Item 6.   Exhibits                                                        10

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                  March 31,     December 31,
                                                    2011            2010
                                                ------------    ------------
                                                 (unaudited)    (see note 1)
Current Assets:
  Cash                                                    56              15
  Prepaid Expenses                                       263             350
                                                ------------    ------------
         Total Current Assets                            319             365
                                                ------------    ------------
TOTAL ASSETS                                    $        319    $        365
                                                ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                     6,965           7,554
  Accounts payable, related party                     31,755          21,665
  Accrued expenses                                      --             2,304
                                                ------------    ------------
   Total Current Liabilities                          38,720          31,523
                                                ------------    ------------

     TOTAL LIABILITIES                                38,720          31,523
                                                ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value 20,000,000
   shares authorized; No shares
   issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and
   outstanding
   (Note 4)                                            7,894           7,894
  Additional paid-in capital                       1,214,066       1,214,066
  Accumulated (Deficit)                           (1,200,940)     (1,200,940)
  Accumulated (Deficit) during the
   development stage                                 (59,421)        (52,178)
                                                ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                        (38,401)        (31,158)
                                                ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                         $        319    $        365
                                                ============    ============

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 For the
                                                               Period from
                                                                August 1,
                                                              2008 (date of
                                                               development
                              Three Months    Three Months       stage)
                                  Ended           Ended          through
                                March 31,       March 31,       March 31,
                                  2011            2010            2011
                              ------------    ------------    ------------
Revenue                       $       --      $       --      $       --
                              ------------    ------------    ------------
Expenses:
  Accounting and audit fees          5,000            --            15,204
  Attorney fees                        552            --            32,714
  Transfer agent fees                  488             363           5,162
  Printing and mailing fees           --              --             1,056
  General corporate fees             1,180             120           4,452
  Other                                 24            --               833
                              ------------    ------------    ------------
     Total Expenses                  7,244             483          59,421
                              ------------    ------------    ------------
Net Operating (Loss)                (7,244)           (483)        (59,421)
                              ------------    ------------    ------------

Net (Loss)                    $     (7,244)   $       (483)   $    (59,421)
                              ============    ============    ============

Per Share                     $        nil    $        nil    $       (.01)
                              ============    ============    ============

Weighted Average Shares
  Outstanding                    7,894,111       7,894,111       6,932,046
                              ============    ============    ============






The accompanying notes are an integral part of the financial statements.


                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           Period from
                                                                            August 1,
                                                                          2008 (date of
                                                                           Development
                                           For the Three Months Ended       stage) to
                                                    March 31,               March 31,
                                              2011            2010            2011
                                          ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                       $     (7,244)   $       (483)   $    (59,421)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
     payable and accrued expenses               (2,893)         (4,443)          7,623
  Decrease in prepaid expenses                      88              88              88
                                          ------------    ------------    ------------
Net Cash (Used in) Operating Activities        (10,049)         (4,838)        (51,710)
                                          ------------    ------------    ------------

Cash Flows from Investing Activities              --              --              --
                                          ------------    ------------    ------------
Net Cash (Used in) Investing Activities           --              --              --

Cash Flows from Financing Activities:
  Sales of common stock                           --              --            20,000
  Advance from related party                    10,090            --            31,755
                                          ------------    ------------    ------------
Net Cash Provided by Financing
  Activities                                    10,090            --            51,755
                                          ------------    ------------    ------------

Increase (decrease) in Cash                         41          (4,838)             45
                                          ------------    ------------    ------------
Cash, Beginning of Period                           15          18,600              11
                                          ------------    ------------    ------------
Cash, End of Period                       $         56    $     13,762    $         56
                                          ============    ============    ============
Interest Paid                             $       --      $       --      $       --
                                          ============    ============    ============
Income Taxes Paid                         $       --      $       --      $       --
                                          ============    ============    ============

Supplemental Disclosure of
Non-Cash Transactions:
 Conversion of debt for stock and
  debt forgiveness                        $       --      $       --      $      5,993

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2011 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2011, the statements of operations and the statements of cash flows for the three months ended March 31, 2011 and 2010, have been prepared by Fona, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

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

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2011 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of March 31, 2011, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At March 31, 2011 and December 31, 2010, the Company owed $31,755 and $21,665, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz, a current director, was owed $26,267 and $16,177 at March 31, 2011 and December 31, 2010 respectively, and affiliates of Nick T. Boosalis, a former director, were owed $5,488 at March 31, 2011 and December 31, 2010. The advances are loans that are uncollateralized, bear no interest and are due on demand.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated all subsequent events from March 31, 2011 through the date of issuance of the financial statements and found no items requiring disclosure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended March 31, 2011, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At March 31, 2011, the Company had no material commitments for capital expenditures.


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



REGISTRANT                            Fona, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                May 9, 2011

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                May 9, 2011

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                May 9, 2011