Form 10-Q
period 2011-06-30
Fona, Inc.
filed 2011-08-15
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission File Number: 33-45904C
                      ------------------------------------

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

    Large accelerated filer [ ]                    Accelerated filer [ ]
    Non-accelerated filer [ ]                      Smaller reporting company [X]
    (Do not check if smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 18, 2011, the Registrant had 7,894,111 shares of common stock, $.001 par value.

                                INDEX
                                -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of June 30, 2011 (unaudited) and
            December 31, 2010                                                4

           Statements of Operations, Three Months ended
            June 30, 2011 and 2010 (unaudited)                               5

           Statements of Operations, Six Months ended
            June 30, 2011 and 2010, and the period from
            August 1, 2008 (date of commencement of development
            stage) through June 30, 2011 (unaudited)                         6

           Statements of Cash Flows, Six Months ended
            June 30, 2011 and 2010, and the period from
            August 1, 2008 (date of commencement of development
            stage) through June 30, 2011 (unaudited)                         7

           Notes to Financial Statements                                     8

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                            10

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

 Item 4T.  Controls and Procedures.                                         10


Part II.  Other Information                                                 11

 Item 1.   Legal Proceedings                                                11

 Item 1A.  Risk Factors                                                     11

 Item 2.   Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits                                                         11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                 June 30,      December 31,
                                                  2011             2010
                                               ------------    ------------
                                               (unaudited)     (see note 1)
Current Assets:
  Cash                                                   26              15
  Prepaid Expenses                                      175             350
                                               ------------    ------------
         Total Current Assets                           201             365
                                               ------------    ------------
TOTAL ASSETS                                   $        201    $        365
                                               ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                    1,450           7,554
  Accounts payable, related party                    39,072          21,665
  Accrued expenses                                     --             2,304
                                               ------------    ------------
   Total Current Liabilities                         40,522          31,523
                                               ------------    ------------

     TOTAL LIABILITIES                               40,522          31,523
                                               ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized; No
   shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and outstanding (Note 4)          7,894           7,894
  Additional paid-in capital                      1,214,066       1,214,066
  Accumulated (Deficit)                          (1,200,940)     (1,200,940)
  Accumulated (Deficit) during the
   development stage                                (61,340)        (52,178)
                                               ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                       (40,320)        (31,158)
                                               ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $        201    $        365
                                               ============    ============

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                              Three Months     Three Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                                  2011             2010
                                             -------------    -------------
Revenues                                     $        --      $        --
                                             -------------    -------------

Expenses:
  Accounting and audit fees                          1,200             --
  Attorney fees                                        146            1,619
  Transfer agent fees                                  388              341
  Filing fees                                          150             --
  General corporate fees                              --                750
  Other                                                 35               36
                                             -------------    -------------
   Total Expenses                                    1,919            2,746
                                             -------------    -------------
Net Operating (Loss)                                (1,919)          (2,746)
                                             -------------    -------------

Net (Loss)                                   $      (1,919)   $      (2,746)
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

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    For the
                                                                  Period from
                                                                    August 1,
                                                                      2008
                                                                    (date of
                                                                  development
                                     Six Months    Six Months       stage)
                                       Ended          Ended         through
                                     June 30,       June 30,        June 30,
                                       2011           2010            2011
                                    -----------    -----------    -----------

Revenue                             $      --      $      --      $      --
                                    -----------    -----------    -----------
Expenses:
  Accounting and audit fees               6,200           --           16,404
  Attorney fees                             698          1,619         32,860
  Transfer agent fees                       875            703          4,147
  Filing Fees                               580           --            2,120
  Printing and mailing fees                --             --            1,056
  General corporate fees                    750            870          3.883
  Other                                      60             36            870
                                    -----------    -----------    -----------
     Total Expenses                       9,163          3,228         61,340
                                    -----------    -----------    -----------
Net Operating (Loss)                     (9,163)        (3,228)       (61,340)
                                    -----------    -----------    -----------

Net (Loss)                          $    (9,163)   $    (3,228)   $   (61,340)
                                    ===========    ===========    ===========

Per Share                           $      --      $      --      $      (.01)
                                    ===========    ===========    ===========

Weighted Average Shares
  Outstanding                         7,894,111      7,894,111      7,014,402
                                    ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Period from
                                                                     August 1,
                                                                        2008
                                                                     (date of
                                                                    Development
                                         For the Six Months Ended     stage) to
                                                 June 30,             June 30,
                                            2011          2010          2011
                                         ----------    ----------   -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                      $   (9,163)   $   (3,228)  $   (61,340)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
   payable and accrued expenses              (8,408)       (3,605)        2,108
  Decrease in prepaid expenses                  175           175           175
                                         ----------    ----------   -----------
Net Cash (Used in) Operating
  Activities                                (17,396)       (6,658)      (59,057)
                                         ----------    ----------   -----------

Cash Flows from Investing Activities           --            --            --
                                         ----------    ----------   -----------
Net Cash (Used in) Investing Activities        --            --            --

Cash Flows from Financing Activities:
  Sales of common stock                        --            --          20,000
  Advance from related party                 17,407           663        39,072
                                         ----------    ----------   -----------
Net Cash Provided by Financing
  Activities                                 17,407           663        59,072
                                         ----------    ----------   -----------

Increase (decrease) in Cash                      11        (5,995)           15
                                         ----------    ----------   -----------
Cash, Beginning of Period                        15        18,600            11
                                         ----------    ----------   -----------
Cash, End of Period                      $       26    $   12,605   $        26
                                         ==========    ==========   ===========
Interest Paid                            $     --      $     --     $      --
                                         ==========    ==========   ===========
Income Taxes Paid                        $     --      $     --     $      --
                                         ==========    ==========   ===========

Supplemental Disclosure of Non-Cash
 Transactions:
 Conversion of debt for stock and
  debt forgiveness                       $     --      $     --     $     5,993


The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2011 (Unaudited)


(1) Unaudited Financial Statements

The balance sheet as of June 30, 2011, the statements of operations and the statements of cash flows for the three and six months ended June 30, 2011 and 2010, have been prepared by Fona, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2011 and for all periods presented, have been made.

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

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2011 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of June 30, 2011, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At June 30, 2011 and December 31, 2010, the Company owed $39,072 and $21,665, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $33,584 and $16,177 at June 30, 2011 and December 31, 2010 respectively, and affiliates of Nick T. Boosalis were owed $5,488 at June 30, 2011 and December 31, 2010. The advances are loans that are uncollateralized, bear no interest and are due on demand.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated all subsequent events from June 30, 2011 through the date of issuance of the financial statements and found no items requiring disclosure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended June 30, 2011, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At June 30, 2011, the Company had no material commitments for capital expenditures.


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



REGISTRANT                            Fona, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                August 12, 2011

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                August 12, 2011

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                August 12, 2011