Form 10-Q/A
period 2011-06-30
Fona, Inc.
filed 2011-08-17
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    Form 10-Q
(Mark One)

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

                                Explanatory Note

The purpose of this Amendment No. 1 to Fona, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit
No.          Title of Document
-------      -----------------
31.1         Certification of the Principal Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Principal Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Principal Executive Officer pursuant to U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2         Certification of the Principal Financial Officer pursuant to U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS      XBRL Instance Document.**

101.SCH      XBRL Taxonomy Extension Schema Document.**

101.CAL      XBRL Taxonomy Calculation Linkbase Document.**

101.LAB      XBRL Taxonomy Label Linkbase Document.**

101.PRE      XBRL Taxonomy Presentation Linkbase Document.**

101.DEF      XBRL Taxonomy Extension Definition Linkbase Document.**

* The exhibits attached to this Amendment No. 1 to the Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except as expressly set forth by specific reference in such filing.

** Attached as Exhibits 101 to this Amendment No. 1 to the Form 10-Q are the following financial statements from the Company's Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text. The XBRL related information in Exhibits 101 to this Amendment No. 1 to the Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of those sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Fona, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                August 17, 2011

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                August 17, 2011

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                August 17, 2011