Form 10-Q
period 2011-09-30
Fona, Inc.
filed 2011-11-18
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                        Commission File Number: 33-45904C
                      ------------------------------------
                                   FONA, INC.

        (Exact name of small business issuer as specified in its charter)
                      ------------------------------------

         Nevada                                          41-1683548
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


              2575 Pearl Street, Suite 225, Boulder, Colorado 80302 (Address of principal executive offices including zip code)

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [X] No [ ]

As of November 2, 2011, the Registrant had 7,894,111 shares of common stock, $.001 par value.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 2011
            (unaudited) and December 31, 2010                                4

           Statements of Operations, Three Months
            ended September 30, 2011 and 2010 (unaudited)                    5

           Statements of Operations, Nine Months
            ended September 30, 2011 and 2010, and the period
            from August 1, 2008 (date of commencement of
            development stage) through September 30, 2011 (unaudited)        6


           Statements of Cash Flows, Nine Months
            ended September 30, 2011 and 2010, and the period
            from August 1, 2008 (date of commencement of
            development stage) through September 30, 2011 (unaudited)        7

           Notes to Financial Statements                                     8

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of Operations                  10

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

 Item 4T.  Controls and Procedures.                                         10


Part II.  Other Information                                                 11

 Item 1.   Legal Proceedings                                                11

 Item 1A.  Risk Factors                                                     11

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits                                                         11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                               September 30,   December 31,
                                                   2011            2010
                                               (unaudited)     (see note 1)
Current Assets:
  Cash                                                    2              15
  Prepaid Expenses                                       88             350
                                               ------------    ------------
         Total Current Assets                            90             365
                                               ------------    ------------
TOTAL ASSETS                                   $         90    $        365
                                               ============    ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                      868           7,554
  Accounts payable, related party                    45,662          21,665
  Accrued expenses                                     --             2,304
                                               ------------    ------------
   Total Current Liabilities                         46,530          31,523
                                               ------------    ------------

     TOTAL LIABILITIES                               46,530          31,523
                                               ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and outstanding (Note 4)          7,894           7,894
  Additional paid-in capital                      1,214,066       1,214,066
  Accumulated (Deficit)                          (1,200,940)     (1,200,940)
  Accumulated (Deficit) during the
   development stage                                (67,460)        (52,178)
                                               ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                       (46,440)        (31,158)
                                               ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $         90    $        365
                                               ============    ============

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three Months     Three Months
                                                Ended            Ended
                                            September 30,    September 30,
                                                 2011             2010
                                            -------------    -------------
Revenues                                    $        --      $        --
                                            -------------    -------------

Expenses:
  Accounting and audit fees                         1,968            7,500
  Attorney fees                                      --               --
  Transfer agent fees                                 388              314
  Filing fees                                       3,740             --
  General corporate fees                             --                740
  Other                                                24             --
                                            -------------    -------------
   Total Expenses                                   6,120            8,554
                                            -------------    -------------
Net Operating (Loss)                               (6,120)          (8,554)
                                            -------------    -------------

Net (Loss)                                  $      (6,120)   $      (8,554)
                                            =============    =============

Per Share                                             nil              nil
                                            =============    =============

Weighted Average Shares
  Outstanding                                   7,894,111        7,894,111
                                            =============    =============








The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For the
                                                                 Period from
                                                                  August 1,
                                                                     2008
                                                                   (date of
                                                                 development
                               Nine Months      Nine Months        stage)
                                  Ended            Ended           through
                              September 30,    September 30,    September 30,
                                   2011             2010             2011
                              -------------    -------------    -------------
Revenue                       $        --      $        --      $        --
                              -------------    -------------    -------------
Expenses:
  Accounting and audit fees           8,168            7,500           18,372
  Attorney fees                         698            1,618           32,860
  Transfer agent fees                 1,263            1,018            5,937
  Filing Fees                         4,320              740            5,860
  Printing and mailing fees            --               --              1,056
  General corporate fees                750              870            2,481
  Other                                  83               36              894
                              -------------    -------------    -------------
     Total Expenses                  15,282           11,782           67,460
                              -------------    -------------    -------------
Net Operating (Loss)                (15,282)         (11,782)        (67,460)
                              -------------    -------------    -------------

Net (Loss)                    $     (15,282)   $     (11,782)   $     (67,460)
                              =============    =============    =============

Per Share                     $         nil    $         nil    $        (.01)
                              =============    =============    =============

Weighted Average Shares
  Outstanding                     7,894,111        7,894,111        7,084,477
                              =============    =============    =============







The accompanying notes are an integral part of the financial statements.


                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Period from
                                                                           August 1,
                                                                        2008 (date of
                                                                         Development
                                           For the Nine Months Ended      stage) to
                                                 September 30,          September 30,
                                              2011           2010            2011
                                          -----------    -----------    -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                       $   (15,282)   $   (11,782)   $     (67,460)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Increase (decrease) in accounts
   payable and accrued expenses                (8,991)        (2,095)           1,526
  Decrease in prepaid expenses                    263            263              263
                                          -----------    -----------    -------------
Net Cash (Used in) Operating Activities       (24,010)       (13,614)         (65,671)
                                          -----------    -----------    -------------

Cash Flows from Investing Activities             --             --               --
                                          -----------    -----------    -------------
Net Cash (Used in) Investing Activities          --             --               --

Cash Flows from Financing Activities:
  Sales of common stock                          --             --             20,000
  Advance from related party                   23,997            663           45,662
                                          -----------    -----------    -------------
Net Cash Provided by Financing Activities      23,997            663           65,662
                                          -----------    -----------    -------------

Increase (decrease) in Cash                       (13)       (12,951)              (9)
                                          -----------    -----------    -------------
Cash, Beginning of Period                          15         18,600               11
                                          -----------    -----------    -------------
Cash, End of Period                       $         2    $     5,649    $           2
                                          ===========    ===========    =============
Interest Paid                             $      --      $      --      $        --
                                          ===========    ===========    =============
Income Taxes Paid                         $      --      $      --      $        --
                                          ===========    ===========    =============

Supplemental Disclosure of
 Non-Cash Transactions:
 Conversion of debt for stock and
  debt forgiveness                        $      --      $      --      $       5,993

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2011 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2011, the statements of operations and the statements of cash flows for the three and nine months ended September 30, 2011 and 2010, have been prepared by Fona, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2011 and for all periods presented, have been made.

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

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2011 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30, 2011, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At September 30, 2011 and December 31, 2010, the Company owed $45,662 and $21,665, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $40,173 and $16,177 at September 30, 2011 and December 31, 2010 respectively, and affiliates of Nick T. Boosalis were owed $5,488 at September 30, 2011 and December 31, 2010. The advances are loans that are uncollateralized, bear no interest and are due on demand.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated all subsequent events from September 30, 2011 through the date of issuance of the financial statements and found no items requiring disclosure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended September 30, 2011, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At September 30, 2011, the Company had no material commitments for capital expenditures.


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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended September 30, 2011, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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



REGISTRANT                            Fona, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                November 2, 2011

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                November 2, 2011

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                November 2, 2011