Form 10-K
period 2011-12-31
Fona, Inc.
filed 2012-03-30
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission file number: 000-53263

                                   FONA, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                                  41-1683548
      -------------------------------                  ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                               2575 Pearl St, #220
                             Boulder, Colorado 80302
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (303) 499-6000

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

                                    1 of 39

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

Shares outstanding as of March 15, 2012 was approximately 7,894,111 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None



                                    2 of 39

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

                                    3 of 39

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

                                    4 of 39

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

                                    5 of 39

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

                                    6 of 39

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

                                     7 of 39

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

                                     8 of 39

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

                                     9 of 39

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 2575 Pearl St, Suite 220, Boulder, CO 80302, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a part to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  REMOVED AND RESERVED
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. As of March 15, 2012 the Company's securities were included on the bulletin board under the symbol FNAM. During the past two years, there have been no transactions in the Company's common stock reported in the so-called "Grey Sheets". There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of March 15, 2012, 873,191 of the Company's outstanding shares were eligible for transfer without registration under the Securities Act. As of March 15, 2012, there were approximately 272 holders of the Company's Common Stock. No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

                                    10 of 39

ITEM 6.  SELECTED FINANCIAL DATA

                                  Years Ended                    Period From
                       December 31,         December 31,      August 1, 2008 to
                           2011                 2010          December 31, 2011
                    -----------------    -----------------    -----------------
Revenues               $      -              $     -

Expenses                  (17,340)             (23,527)           (69,518)

Net loss                  (17,340)             (23,527)           (69,518)

Assets                        364                  365                364

Liabilities                48,862               31,523             48,862
Shareholder
Deficit                   (48,498)             (31,158)           (48,498)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview
The Company generated no revenues during the year ended December 31, 2011, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. The Company has limited capital. The Company anticipates operational costs will be limited until the conclusion of a merger or acquisition, if any.
At December 31, 2011, the Company had no material commitments for capital expenditures.
General

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

                                    11 of 39

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

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At December 31, 2011 the Company had an accumulated deficit (including accumulated deficit during the development stage) of ($1,270,457) and a working capital deficit ($48,498). The report of the Company's registered public accountants for the financial statements for the year ended December 31, 2011 included a going concern qualification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.



                                    12 of 39

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

                                    13 of 39

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fona, Inc.

We have audited the accompanying balance sheets of Fona, Inc. (a Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended December 31, 2011 and 2010, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fona, Inc. (a Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years ended December 31, 2011 and 2010, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
7931 S Broadway, #314
Littleton, CO   80122

March 28, 2012

                                    14 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS
                                                 December 31,   December 31,
                                                     2011          2010
Current Assets:
  Cash                                           $        14    $        15
  Prepaid Expenses                                       350            350
                                                 -----------    -----------
    Total Current Assets                                 364            365
                                                 -----------    -----------

TOTAL ASSETS                                     $       364    $       365
                                                 ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                               $       450    $     7,554
  Accounts payable, related parties                   48,412         21,665
  Accrued expenses                                      --            2,304
                                                 -----------    -----------
   Total Current Liabilities                          48,862         31,523
                                                 -----------    -----------
     TOTAL LIABILITIES                                48,862         31,523
                                                 -----------    -----------
Commitments and contingencies
  (Notes 1, 3 and 4)

Stockholders' (DEFICIT)
  Preferred stock, $.001 par value
   20,000,000 shares authorized,
   no shares issued and outstanding                     --             --
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and outstanding                    7,894          7,894
  Additional paid-in capital                       1,214,066      1,214,066
  Accumulated (Deficit)                           (1,200,940)    (1,200,940)
  Accumulated (Deficit) during the
   Development stage                                 (69,518)       (52,178)
                                                 -----------    -----------
TOTAL STOCKHOLDERS' (DEFICIT)                        (48,498)       (31,158)
                                                 -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                          $       364    $       365
                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                    15 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                 For the
                                                               Period from
                                                                 August 1,
                                                              2008 (date of
                                                               development
                                   Year            Year          stage)
                                   Ended           Ended         through
                               December 31,    December 31,    December 31,
                                   2011            2010            2011
                               ------------    ------------    ------------
Revenues                       $       --      $       --      $       --
                               ------------    ------------    ------------
Operating Expenses:
  Accounting and audit fees           9,350           9,200          19,554
  Attorney fees                       1,090          10,501          32,952
  Filing fees                         4,320           1,540           6,722
  General corporate fees                750             870           1,920
  Printing and mailing costs           --              --             1,056
  Transfer agent fees                 1,650           1,380           6,324
  Other                                 180              36             990
                               ------------    ------------    ------------
   Total Expenses                    17,340          23,527          69,518

Net Operating (Loss)                (17,340)        (23,527)        (69,518)
                               ------------    ------------    ------------

Net (Loss)                          (17,340)        (23,527)        (69,518)
                               ------------    ------------    ------------

Per Share                      $        Nil    $        Nil    $       (.01)
                               ============    ============    ============

Weighted Average Shares
  Outstanding                     7,894,111       7,894,111       7,144,810
                               ============    ============    ============


The accompanying notes are an integral part of the financial statements.

                                    16 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
          For the Period from January 1, 2008 through December 31, 2011

                                                                                    Accumulated
                                                                                     (Deficit)
                                                        Additional                     During
                    Preferred     Common     Stock       Paid In     Accumulated    Development
                      Stock       Shares     Amount      Capital      (Deficit)        Stage          Total
                    ---------   ---------   --------   -----------   -----------    -----------    -----------
Balance at
January 1, 2008     $    --     3,899,204   $  3,900   $ 1,192,066   $(1,231,033)   $      --      $   (35,067)

Debt converted
to equity
at $.15
(Note 3)                 --        39,957         39         5,955          --             --            5,994

Net loss-
Year ended
December 31, 2008        --          --         --            --          30,093        (12,631)        17,462
                    ---------   ---------   --------   -----------   -----------    -----------    -----------
Balance at
December 31, 2009        --     3,939,161      3,939     1,198,021    (1,200,940)       (12,631)       (11,611)

Issuance of
stock for cash
at .005 Note 3)          --     3,954,950      3,955        16,045          --             --           20,000

Net loss-
period ended
December 31, 2009        --          --         --            --            --          (16,020)       (16,020)
                    ---------   ---------   --------   -----------   -----------    -----------    -----------
Balance at
December 31, 2009        --     7,894,111      7,894     1,214,066    (1,200,940)       (28,651)        (7,631)

Net loss-
period ended
December 31, 2010        --          --         --            --            --          (23,527)       (23,527)
                    ---------   ---------   --------   -----------   -----------    -----------    -----------
Balance at
December 31, 2010   $    --     7,894,111   $  7,894   $ 1,214,066   $(1,200,940)   $   (52,178)       (31,158)

Net loss-
period ended
December 31, 2011        --          --         --            --            --          (17,340)       (17,340)
                    ---------   ---------   --------   -----------   -----------    -----------    -----------
Balance at
December 31, 2011   $    --     7,894,111   $  7,894   $ 1,214,066   $(1,200,940)   $   (69,518)       (48,498)
                    =========   =========   ========   ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                    17 of 39


                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                          Period From
                                                                         August 1, 2008
                                                                           (Date of
                                                                          Development
                                              For the Year Ended           Stage) to
                                                 December 31,             December 31,
                                             2011            2010             2011
                                         ------------    ------------    -------------
Cash Flows from Operating
  Net (loss)                             $    (17,340)   $    (23,527)   $     (69,518)
                                         ------------    ------------    -------------

Adjustments to reconcile net loss
 To net cash (used in) operating activities:
  Increase (decrease) in accounts
   Payable and accrued expenses                (9,408)         (2,221)           1,109
                                         ------------    ------------    -------------
Net Cash (Used in) Operating
  Activities                                  (26,748)        (25,748)         (68,409)
                                         ------------    ------------    -------------
Cash Flows from Investing Activities:

Net Cash Provided by
  Investing Activities                           --              --               --
                                         ------------    ------------    -------------
Cash Flows from Financing Activities:
  Sale of common stock                           --              --             20,000
Advances from related party                    26,747           7,163           48,412
                                         ------------    ------------    -------------
Net Cash Provided by
  Financing Activities                         26,747           7,163           68,412
                                         ------------    ------------    -------------

Increase (Decrease) in Cash                        (1)        (18,585)               3
                                         ------------    ------------    -------------
Cash, Beginning of Period                          15          18,600               11
                                         ------------    ------------    -------------
Cash, End of Period                      $         14    $         15    $          14
                                         ============    ============    =============
Interest Paid                            $       --      $       --      $        --
                                         ============    ============    =============
Income Taxes Paid                        $       --      $       --      $        --
                                         ============    ============    =============

Supplemental Disclosure of Non-Cash Transactions:
 Conversion of debt for stock and
  debt forgiveness                       $       --      $       --      $       5,993


The accompanying notes are an integral part of the financial statements.

                                    18 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2011 and 2010


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

                                    19 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2011 and 2010


(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

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

                                    20 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2011 and 2010


(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2011 and December 31, 2010, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(n) Other

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                   Estimated           Estimated
                      NOL                 Tax                Change in
                     Carry-     NOL     Benefit   Valuation  Valuation  Net Tax
  Period Ending     forward   Expires  from NOL   Allowance  Allowance  Benefit
  -------------     -------   -------  --------   ---------  ---------  -------

December 31, 2010   552,178   Various   102,153   (102,153)   (4,353)     --
December 31, 2011   569,518   Various   105,361   (105,361)   (3,208)     --

   Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

   Income tax benefit at statutory rate resulting from net
   operating loss carry forward                                       (15.0%)
   State tax (benefit) net of Federal benefit                          (3.5%)
   Deferred income tax valuation allowance                             18.5%
                                                                   -------------
   Actual tax rate                                                       -
                                                                   =============

                                    21 of 39

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2011 and 2010


(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Fona, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,894,111 shares of common stock issued and outstanding at December 31, 2011. In April 2009, the Company issued a total of 3,954,950 shares of common stock to two directors for $10,000 cash and a note for an additional $10,000. The note was satisfied in May 2009. This resulted in a change in control of the Company.

On March 3, 2009, the Board of Directors unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation ("Re-incorporation Merger") and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of December 31, 2011.

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

At December 31, 2011 and 2010, the Company owed two separate related parties for expenses paid on behalf of the Company totaling $48,412 and $21,665, respectively. The advances are uncollateralized, bear no interest and are due on demand.

(6) Subsequent Events

The Company has evaluated events subsequent to December 31, 2011 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

                                    22 of 39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


                                    23 of 39

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

ITEM 9B.  OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                            AGE           POSITION

Michael Friess                  61            Chairman of the Board
                                              President and CEO

Sanford Schwartz                61            Vice President, Director

Chloe DiVita                    34            Treasurer, Secretary,
                                              Director and CFO



                                    24 of 39

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above named officers and directors are acting on behalf of or will act at the direction of any other person. There is no family relationship between any director or executive officer of the Company.

The Board of Directors presently has no committees.

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Michael Friess is currently a self-employed attorney licensed to practice law in the State of Colorado. As a sole practioner, Mr. Friess operates under his own name, Michael Friess, Attorney, and has been practicing law in Colorado for 18 years. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation. Mr. Friess has served as Chairman of the Board and President of the Company from April 2009 to the present. Mr. Friess served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) from September 1997 until December 2006. In an average week Mr. Friess spends approximately 5 hours on Company matters. Mr. Friess was appointed a director because of his extensive legal and business acquisitions experience, including working with public blank check companies interested in merging with a private operating company.

Chloe DiVita has served as Secretary, Treasurer, CFO and a director of the Company from April 2009 to the present. For the past nine years, Mrs. DiVita has been a self-employed accountant in Colorado operating under DiVita & Associates, Inc. She has also been a business development consultant partnering on many projects with Creative Business Strategies, LLC, a business consulting firm. In an average week Mrs. DiVita spends approximately 15 hours on Company matters. Mrs. DiVita was appointed a director because of her financial background and experience working with public blank check companies interested in merging with private operating companies.

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

Previous Blank-Check Experience

Mr. Michael Friess, President and a director and executive officer of the Company, Mr. Sanford Schwartz a director of the Company, and Mrs. Chloe DiVita, CFO and director of the Company, have all been involved either as an officer or director, or both, with other blank-check companies, which have completed some form of corporate reorganization. To date, Mr. Friess and Mr. Schwartz have acquired a majority interest in six companies, in addition to the Company, that had no significant assets or business operations, obtained the management, accounting and legal services and provided the funds required to register the common stock of each of the companies pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, if necessary, to satisfy outstanding obligations of the company and found private investors or private operating companies interested in merging an operating company with the company. Typically, Mr. Friess and Mr. Schwartz have then sold all or substantially all

                                    25 of 39
of their interests in the company to the parties interested in merging a private operating company with the company. Mrs. DiVita has served as Secretary, CFO and a director of three of the six companies. The officers and directors of the Company intend to work on developing additional registered blank check companies. The following is a list of the blank-check companies with which the Company's officers and directors have previously been involved during the last five years:

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


                                    26 of 39

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


                                    27 of 39

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

                                    28 of 39

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 20, 2012 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officer's and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

NAME AND ADDRESS                     NUMBER OF           PERCENTAGE
                                   SHARES OWNED          OF SHARES
                                   OR CONTROLLED           OWNED

Michael Friess                       1,977,475             25.05%
2575 Pearl St, #220
Boulder, Colorado 80302

Sanford Schwartz                     1,977,475             25.05%
2575 Pearl St, #220
Boulder, Colorado 80302

Nick T Boosalis (1)                  2,252,233             28.58%
212 2nd St SE Suite 224
Minneapolis, MN 55414

Richard Dillon                         576,571              7.30%
703 Oakland Ave
St. Paul, MN 55102

Chloe DiVita                                 0               --

All Officers and Directors           3,954,950             50.10%
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

                                    29 of 39

We maintain a mailing address at the offices of our president, Michael Friess, located at 2575 Pearl St, #220, Boulder, CO, 80302 for which we pay no rent. We anticipate that following the consummation of a business combination with an acquisition candidate, our office will be moved, but cannot predict future office or facility arrangements with our officers, directors or affiliates.

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

Since December 2008 and ending June 30, 2010, Nick Boosalis, a former director, and The Boosalis Group and Desfaire, Inc., affiliates of Mr. Boosalis, loaned the Company a total of $5,488 to pay general working capital expenses of the Company. In October 2011 a $5,000 payment was made to Nick Boosalis leaving $488 owed as of December 31, 2011. Additionally, since August 2008, Creative Business Strategies, LLC an affiliate of Sanford Schwartz, an officer and director of the Company, has loaned the Company a total of $47,923 to pay general working capital expenses of the Company, including costs associated with the filing of this registration statement with the Securities and Exchange Commission. The loans are non-interest bearing and are payable on demand.

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


                                    30 of 39

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant for the audit of our annual financial statements were $9,100 and $8,700, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2011 and 2010 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees bill during the years ended December 31, 2011 and 2010 for professional services rendered by our principal account for tax compliance, tax advice, and tax planning were $750.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal year ended December 31, 2011 and 2010.







                                    31 of 39

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Index

3.1      Articles of Incorporation with Amendments*
3.2      Bylaws of the Company*
4.1      Specimen Stock Certificate*
31.1     Certification of Michael Friess
31.2     Certification of Chloe DiVita
31.3     Certification of Sanford Schwartz
32.1 Certification of Section 13(a) of the Securities Exchange Act of 1934 Michael Friess
32.2 Certification of Section 13(a) of the Securities Exchange Act of 1934 Chloe DiVita
32.3 Certification of Section 13(a) of the Securities Exchange Act of 1034 Sanford Schwartz


----------------------------
*Incorporated herein by reference to Registrant's Form 10 filed with the Commission on September 24, 2010.















                                    32 of 39

 SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                         FONA, INC.

(Date)                       March current at time of filing, 2012
BY(Signature)                /s/ Michael Friess
(Name and Title)             Michael Friess
                             President, Chief Executive Officer and a director


(Date)                       March current at time of filing, 2012
BY(Signature)                /s/ Chloe DiVita
(Name and Title)             Chloe DiVita
                             Treasurer, Secretary and Chief
                             Financial Officer and a director

(Date)                       March current at time of filing, 2012
BY(Signature)                /s/ Sanford Schwartz
(Name and Title)             Sanford Schwartz
                             Vice President and a director

















                                    33 of 39