Form 10-K/A
period 2011-12-31
Fona, Inc.
filed 2012-04-24
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)


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

DOCUMENTS INCORPORATED BY REFERENCE:   None


                                EXPLANATORY NOTE

Fona, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012, solely for the purpose of properly re-submitting the required XBRL Exhibits which were automatically removed from the initial filing submission of the Form 10-K due to an unknown formatting error.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.



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