Form 10-Q
period 2012-03-31
Fona, Inc.
filed 2012-05-15
CIK 884363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission File Number: 33-45904C
                    ________________________________________

                                   FONA, INC.

        (Exact name of small business issuer as specified in its charter)
                    ________________________________________

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 8, 2012, the Registrant had 7,894,111 shares of common stock, $.001 par value.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of March 31, 2012
            (unaudited) and December 31, 2011                                4

           Statements of Operations, Three Months ended
            March 31, 2012 and 2011 (unaudited)and the period
            from August 1, 2008 (date of commencement of
            development stage) through March 31, 2012
            (unaudited)                                                      5

           Statements of Cash Flows, Three Months
            ended March 31, 2012 and 2011, and the period
            from August 1, 2008 (date of commencement of
            development stage) through March 31, 2012
            (unaudited)                                                      6

           Notes to Financial Statements                                     7

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of Operations                   9

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk        9

 Item 4T.  Controls and Procedures.                                          9

Part II.  Other Information                                                 10

 Item 1.   Legal Proceedings                                                10

 Item 1A.  Risk Factors                                                     10

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      10

 Item 3.   Defaults Upon Senior Securities                                  10

 Item 4.   Submission of Matters to a Vote of Security Holders              10

 Item 5.   Other Information                                                10

 Item 6.   Exhibits                                                         10

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                   FONA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                 March 31,     December 31,
                                                    2012           2011
                                                (unaudited)    (see note 1)
Current Assets:
  Cash                                                   30              14
  Prepaid Expenses                                      263             350
                                               ------------    ------------
         Total Current Assets                           293             364
                                               ------------    ------------
TOTAL ASSETS                                   $        293    $        364
                                               ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                    5,808             450
  Accounts payable, related party                    49,261          48,412
  Accrued expenses                                    1,140            --
                                               ------------    ------------
   Total Current Liabilities                         56,209          48,862
                                               ------------    ------------

     TOTAL LIABILITIES                               56,209          48,862
                                               ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   7,894,111 issued and
   outstanding (Note 4)                               7,894           7,894
  Additional paid-in capital                      1,214,066       1,214,066
  Accumulated (Deficit)                          (1,200,940)     (1,200,940)
  Accumulated (Deficit) during the
   development stage                                (76,936)        (69,518)
                                               ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                       (55,916)        (48,498)
                                               ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $        293    $        364
                                               ============    ============

The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the
                                                                Period from
                                                                 August 1,
                                                                    2008
                                                                 (date of
                                                                development
                              Three Months    Three Months         stage)
                                 Ended           Ended            through
                                March 31,       March 31,         March 31,
                                  2012            2011              2012
                              ------------    -------------    -------------
Revenue                       $       --      $        --      $        --
                              ------------    -------------    -------------
Expenses:
  Accounting and audit fees          5,000            5,000           24,554
  Attorney fees                        507              552           33,459
  Transfer agent fees                  488              488            7,210
  Filing Fees                          190              430            2,110
  Printing and mailing fees            390             --              1,446
  General corporate fees               750              750            7,074
  Other                                 93               24            1,083
                              ------------    -------------    -------------
     Total Expenses                  7,418            7,244           76,936
                              ------------    -------------    -------------
Net Operating (Loss)                (7,418)          (7,244)         (76,936)
                              ------------    -------------    -------------

Net (Loss)                    $     (7,418)   $      (7,244)   $     (76,936)
                              ============    =============    =============

Per Share                     $        nil    $         nil    $        (.01)
                              ============    =============    =============

Weighted Average Shares
  Outstanding                    7,894,111        7,894,111        7,196,775
                              ============    =============    =============








The accompanying notes are an integral part of the financial statements.


                                   FONA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                       Period from
                                                                        August 1,
                                                                      2008 (date of
                                                                       Development
                                         For the Three Months Ended     stage) to
                                                  March 31,              March 31,
                                             2012           2011           2012
                                         -----------    -----------    -----------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                      $    (7,418)   $    (7,244)   $   (76,936)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
    payable and accrued expenses               6,498         (2,893)         7,607
  Decrease in prepaid expenses                    87             88             87
                                         -----------    -----------    -----------
Net Cash (Used in) Operating
  Activities                                    (833)       (10,049)       (69,242)
                                         -----------    -----------    -----------

Cash Flows from Investing Activities            --             --             --
                                         -----------    -----------    -----------
Net Cash (Used in) Investing Activities         --             --             --

Cash Flows from Financing Activities:
  Sales of common stock                         --             --           20,000
  Advance from related party                     849         10,090         49,261
                                         -----------    -----------    -----------
Net Cash Provided by Financing
  Activities                                     849         10,090         69,261
                                         -----------    -----------    -----------

Increase (decrease) in Cash                       16             41             19
                                         -----------    -----------    -----------
Cash, Beginning of Period                         14             15             11
                                         -----------    -----------    -----------
Cash, End of Period                      $        30    $        56    $        30
                                         ===========    ===========    ===========
Interest Paid                            $      --      $      --      $      --
                                         ===========    ===========    ===========
Income Taxes Paid                        $      --      $      --      $      --
                                         ===========    ===========    ===========

Supplemental Disclosure of Non-Cash Transactions:
 Conversion of debt for stock and
  debt forgiveness                       $      --      $      --      $     5,993


The accompanying notes are an integral part of the financial statements.

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2012 (Unaudited)


(1) Unaudited Financial Statements

The balance sheet as of March 31, 2012, the statements of operations and the statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared by Fona, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2012 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

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

                                   FONA, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2012 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of March 31, 2012, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At March 31, 2012 and December 31, 2011, the Company owed $49,261 and $48,412, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $48,773 and $47,923 at March 31, 2012 and December 31, 2011 respectively, and affiliates of Nick T. Boosalis were owed $488 at March 31, 2012 and December 31, 2011. The advances are loans that are uncollateralized, bear no interest and are due on demand.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated events subsequent to March 31, 2012 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended March 31, 2012, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At March 31, 2012, the Company had no material commitments for capital expenditures.


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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended March 31, 2012, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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



REGISTRANT                            Fona, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                Current as of this date May 2012

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                Current as of this date May 2012

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                Current as of this date May 2012