Form 10-Q
period 2012-06-30
Fona, Inc.
filed 2012-08-14
CIK 884363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30  2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 33-45904C

____________________________________

FONA, INC.

(Exact name of small business issuer as specified in its charter)

____________________________________

Nevada	41-1683548
(State of other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2575 Pearl Street, Suite 225, Boulder, Colorado 80302

(Address of principal executive offices including zip code)

(303) 499-6000

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of July 31, 2012, the Registrant had 7,894,111 shares of common stock, $.001 par value.

INDEX

Page
Number

Part I. Financial Information	3

Item 1. Financial Statements	3

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Statements of Operations, Three Months ended June 30, 2012 and 2011 (unaudited)	5

Statement of Operations, Six Months ended June 30, 2012 and 2011 (unaudited) and the period from August 1, 2008 (date of commencement of development stage) through June 30, 2012 (unaudited)	6

Statements of Cash Flows, Six Months ended June 30, 2012 and 2011, and the period from August 1, 2008 (date of commencement of development stage) through June 30, 2012 (unaudited)	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4T. Controls and Procedures.	10

Part II. Other Information	11

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosures	11

Item 5. Other Information	11

Item 6. Exhibits	11

PART I. FINANCIAL STATEMENTS

ITEM 1 FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30	December 31,
	2012	2011
	(unaudited)	(see note 1)
ASSETS

Current Assets:
Cash	$14	$14
Prepaid Expenses	175	350
Total Current Assets	189	364
TOTAL ASSETS	$189	$364

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$1,300	$450
Accounts payable, related party	56,582	48,412
Accrued expenses	-	-
Total Current Liabilities	57,882	48,862

TOTAL LIABILITIES	57,882	48,862

Commitments and contingencies
(Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding (Note 4)
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,214,954	1,214,066
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the development stage	(79,601)	(69,518)
TOTAL STOCKHOLDERS' (DEFICIT)	(57,693)	(48,498)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$189	$364

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2012	2011

Revenue	$-	$-

Expenses:
Accounting and audit fees	1,200	1,200
Attorney fees	-	146
Transfer agent fees	390	387
Filing Fees	150	150
Printing and mailing fees	-	-
General corporate fees	-	-
Other	37	36
Total Expenses	1,777	1,919

Net Operating (Loss)	(1,777)	(1,919)

Other Expenses:
Interest Expense	888	-
Total Other Expenses	(888)	-

Net Other (Expense)	(888)	-

Net (Loss)	$(2,665)	$(1,919)

Per Share	$-	$-

Weighted Average Shares Outstanding	7,894,111	7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		For the Period from August 1, 2008 (date of Development Stage) Through June 30,
	2012	2011	2012

Revenue	$-	$-	$-

Expenses:
Accounting and audit fees	6,200	6,200	25,754
Attorney fees	507	698	33,459
Transfer agent fees	878	875	7,600
Filing Fees	730	580	2,260
Printing and mailing fees	-	-	1,446
General corporate fees	750	750	7,074
Other	130	60	1,120
Total Expenses	9,195	9,163	78,713

Net Operating (Loss)	(9,195)	(9,163)	(78,713)

Other Expenses:
Interest Expense	888	-	888
Total Other Expenses	888	-	888

Net Other (Expense)	(888)	-	(888)

Net (Loss)	$(10,083)	$(9,163)	$(79,601)

Per Share	$-	$-	$(.01)

Weighted Average Shares Outstanding	7,894,111	7,894,111	7,240,176

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		For the Period from August 1, 2008 (date of Development Stage) Through June 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(10,083)	$(9,163)	$(79,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	888	-	888
Increase (decrease) in accounts payable and accrued expenses	850	(8,408)	1,959
Decrease in prepaid expenses	175	175	175
Net Cash (Used in) Operating Activities	(8,170)	(17,396)	(76,579)

Cash Flows from Investing Activities	-	-
Net Cash (Used in) Investing Activities	-	-	-

Cash Flows from Financing Activities:
Sales of common stock	-	-	20,000
Advance from related party	8,170	17,407	56,582
Net Cash Provided by Financing Activities	8,170	17,407	76,582

Increase (decrease) in Cash	-	11	3

Cash, Beginning of Period	14	15	11

Cash, End of Period	$14	$26	$14

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$-	$-	$5,993

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of June 30, 2012, the statements of operations and the statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2012 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders’ deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

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

(3) Development Stage Company

Based upon the Company’s business plan, it is a development stage enterprise since planned principal operations have not yet commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began August 1, 2008 when it commenced activities to become a reporting company with the Securities and Exchange Commission with the intention of becoming a publicly traded company.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value.  As of June 30, 2012, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At June 30, 2012 and December 31, 2011, the Company owed $56,582 and $48,412, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $56,582 and $47,923 at June 30, 2012 and December 31, 2011 respectively, and affiliates of Nick T. Boosalis were owed $0 and $489 at June 30, 2012 and December 31, 2011. The advances are loans that are uncollateralized, bear no interest and are due on demand. Imputed interest of $888 was recorded for the period ended June 30, 2012.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated events subsequent to June 30, 2012 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.  No events were noted that require recognition or disclosure in the financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended June 30, 2012, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available. However, there is no legal obligation for management to provide additional future funding. The Company has not identified any alternative sources for capital; consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2012, the Company had no material commitments for capital expenditures.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended June 30, 2012, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None during the three-month period covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31  Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32  Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT	Fona, Inc.

BY(Signature)	/s/ Michael Friess
(Name and Title)	Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
(Date)	Current as of this date August 14, 2012

BY(Signature)	/s/ Chloe DiVita
(Name and Title)	Chloe DiVita, Treasurer,
Secretary, Director and
Chief Financial Officer
(Date)	Current as of this date August 14, 2012

BY(Signature)	/s/ Sanford Schwartz
(Name and Title)	Sanford Schwartz, Director,
(Date)	Current as of this date August 14, 2012