Form 10-Q
period 2012-09-30
Fona, Inc.
filed 2012-11-13
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number: 33-45904C

——————————

FONA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	41-1683548
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 6, 2012, the Registrant had 7,894,111 shares of common stock, $.001 par value.

INDEX

Page
Number

Part I. Financial Information	3

Item 1. Financial Statements	3

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Statements of Operations, Three Months ended September 30, 2012 and 2011 (unaudited)	5

Statement of Operations, Nine Months ended September 30, 2012 and 2011 (unaudited) and the period from August 1, 2008 (date of commencement of development stage) through September 30, 2012 (unaudited)	6

Statements of Cash Flows, Nine Months ended September 30, 2012 and 2011, and the period from August 1, 2008 (date of commencement of development stage) through September 30, 2012 (unaudited)	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4T. Controls and Procedures.	10

Part II. Other Information	11

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosures	11

Item 5. Other Information	11

Item 6. Exhibits	11

PART I. FINANCIAL STATEMENTS

ITEM 1

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)	(see note 1)
ASSETS

Current Assets:
Cash	$71	$14
Prepaid Expenses	88	350
Total Current Assets	159	364
TOTAL ASSETS	$159	$364

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$375	$450
Accounts payable, related party	59,642	48,412
Accrued expenses	—	—
Total Current Liabilities	60,017	48,862

TOTAL LIABILITIES	60,017	48,862

Commitments and contingencies
(Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding (Note 4)
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,215,944	1,214,066
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the development stage	(82,756)	(69,518)
TOTAL STOCKHOLDERS' (DEFICIT)	(59,858)	(48,498)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$159	$364

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2012	2011

Revenue	$—	$—

Expenses:
Accounting and audit fees	1,475	1,968
Attorney fees	—	—
Transfer agent fees	388	388
Filing Fees	279	3,740
Printing and mailing fees	—	—
General corporate fees	—	—
Other	24	24
Total Expenses	2,166	6,120

Net Operating (Loss)	(2,166)	(6,120)

Other Expenses:
Interest Expense	990	—
Total Other Expenses	(990)	—

Net Other (Expense)	(990)	—

Net (Loss)	$(3,156)	$(6,120)

Per Share	$—	$—

Weighted Average Shares Outstanding	7,894,111	7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		For the Period from August 1, 2008 (date of Development Stage) Through September 30,
	2012	2011	2012

Revenue	$—	$—	$—

Expenses:
Accounting and audit fees	7,675	8,168	27,229
Attorney fees	507	698	33,459
Transfer agent fees	1,265	1,263	7,589
Filing Fees	1,009	4,320	7,731
Printing and mailing fees	—	—	1,056
General corporate fees	750	750	2,670
Other	154	83	1,144
Total Expenses	11,360	15,282	80,878

Net Operating (Loss)	(11,360)	(15,282)	(80,878)

Other Expenses:
Interest Expense	1,878	—	1,878
Total Other Expenses	1,878	—	1,878

Net Other (Expense)	(1,878)	—	(1,878)

Net (Loss)	$(13,238)	$(15,282)	$(82,756)

Per Share	$—	$—	$(.01)

Weighted Average Shares Outstanding	7,894,111	7,894,111	7,748,049

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For The Nine Months Ended September 30,		Period from August 1, 2008 (date of Development Stage) to September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(13,238)	$(15,282)	$(82,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	1,878	—	1,878
Increase (decrease) in accounts payable and accrued expenses	(75)	(8,991)	1,034
Decrease in prepaid expenses	262	263	262
Net Cash (Used in) Operating Activities	(11,173)	(24,010)	(79,582)

Cash Flows from Investing Activities	—	—	—
Net Cash (Used in) Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sales of common stock	—	—	20,000
Advance from related party	11,230	23,997	59,642
Net Cash Provided by Financing Activities	11,230	23,997	79,642

Increase (decrease) in Cash	57	(13)	60

Cash, Beginning of Period	14	15	11

Cash, End of Period	$71	$2	$71

Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,993

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2012, the statements of operations and the statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2012 and for all periods presented, have been made.

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

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30, 2012, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At September 30, 2012 and December 31, 2011, the Company owed $59,642 and $48,412, respectively, to related parties for expenses of the Company. An affiliate of Sanford Schwartz was owed $59,642 and $47,923 at September 30, 2012 and December 31, 2011 respectively, and affiliates of Nick T. Boosalis were owed $0 and $489 at September 30, 2012 and December 31, 2011. The advances are loans that are uncollateralized, bear no interest and are due on demand. Imputed interest of $990 was recorded for the period ended September 30, 2012.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated events subsequent to September 30, 2012 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended September 30, 2012, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At September 30, 2012, the Company had no material commitments for capital expenditures.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended September 30, 2012, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three-month period covered by this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	XBRL Interactive Data File**

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT	Fona, Inc.

BY(Signature)	/s/ Michael Friess
(Name and Title)	Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
(Date)	November 9, 2012

BY(Signature)	/s/ Chloe DiVita
(Name and Title)	Chloe DiVita, Treasurer,
Secretary, Director and
Chief Financial Officer
(Date)	November 9, 2012

BY(Signature)	/s/ Sanford Schwartz
(Name and Title)	Sanford Schwartz, Director,
(Date)	November 9, 2012