Form 10-K/A
period 2011-12-31
Fona, Inc.
filed 2013-02-19
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A
 Amendment No.1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (303) 499-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

The aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: There is no quoted market for registrant’s common stock.

Shares outstanding as of March 15, 2012 was approximately 7,894,111 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Fona, Inc.
Form 10-K/A
Explanatory Note

We are filing this amendment to our Annual Report on Form 10-K, which was originally filed on March 30, 2012, to respond to SEC Comments dated November 13, 2012. In accordance with the SEC Comments, we have amended “Item 9A. Controls and Procedures.” in its entirety.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this amendment should be read in conjunction with the original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are not effective at these reasonable assurance levels for the reasons stated below.

Our internal control system is designed to provide reasonable cost-effective assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as we believe appropriate given our financial resources and limited level of activities. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies such as the Company face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions.  The Company has not implemented measures that would prevent the individuals from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of her responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable cost-effective steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

32.2

Certification of Section 13(a) of the Securities Exchange Act of 1934 Chloe DiVita

32.3

Certification of Section 13(a) of the Securities Exchange Act of 1034 Sanford Schwartz

———————

* Incorporated herein by reference to Registrant’s Form 10 filed with the Commission on September 23, 2010.

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

February 19, 2013	By:	/s/ Michael Friess
	Name:	Michael Friess
	Title:	President, Chief Executive Officer and a director

February 19, 2013	By:	/s/ Chloe DiVita
	Name:	Chloe DiVita
	Title:	Treasurer, Secretary and Chief
Financial Officer and a director

February 19, 2013	By:	/s/ Sanford Schwartz
	Name:	Sanford Schwartz
	Title:	Vice President and a director