Form 10-Q/A
period 2012-03-31
Fona, Inc.
filed 2013-04-09
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No.1

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Fona, Inc.
Form 10-Q/A
Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q, which was originally filed on May 15, 2012, to respond to SEC Comments dated November 13, 2012. In accordance with the SEC Comments, we have amended “Item 4. Controls and Procedures.” in its entirety.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-Q in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures, including the exhibits to the original Form 10-Q, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this amendment should be read in conjunction with the original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 6 of Part II hereof.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1

Section 1350 Certification

Exhibit 32.2

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fona, Inc.

April 9, 2013	By:	/s/ Michael Friess
Michael Friess
Chairman of the Board, President
and Chief Executive Officer

April 9, 2013	By:	/s/ Chloe DiVita
Chloe DiVita
Treasurer, Secretary, Director
and Chief Financial Officer

April 9, 2013	By:	/s/ Sanford Schwartz
Sanford Schwartz
Director

4