Form 10-Q/A
period 2012-06-30
Fona, Inc.
filed 2013-04-09
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No.1

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Fona, Inc.
Form 10-Q/A
Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q, which was originally filed on August 14, 2012, to respond to SEC Comments dated November 13, 2012. In accordance with the SEC Comments, we have amended “Item 4. Controls and Procedures.” in its entirety.

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