Form 10-Q/A
period 2012-09-30
Fona, Inc.
filed 2013-04-09
CIK 884363

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

Fona, Inc.
Form 10-Q/A
Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q, which was originally filed on November 13, 2012, to respond to SEC Comments dated November 13, 2012. In accordance with the SEC Comments, we have amended “Item 4. Controls and Procedures.” in its entirety.

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