Form 10-K
period 2012-12-31
Fona, Inc.
filed 2013-04-15
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54129

FONA, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1683548
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2575 Pearl St, #220, Boulder, Colorado 80302
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (303) 499-6000

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☑ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: There is no quoted market for registrant’s common stock.

Shares outstanding as of March 15, 2013 was approximately 7,894,111 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None

PART I

ITEM 1. BUSINESS

Fona, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Company reincorporated in the state of Nevada and merged with its wholly-owned subsidiary, Fona, Inc., adopting the surviving company’s name, Fona, Inc. The Company was originally formed to develop and market an interactive information and advertising service.

Since December 1999, the Company has had no significant business operations other than licensing its internet-based Rent411 services to Desfaire, Inc. a company controlled by Nick T. Boosalis, a former officer and director of the Company. During the nine-year period ended December 31, 2007, the Company’s aggregate revenues were approximately $409,000 consisting of license fees paid by Desfaire, Inc. and its aggregate operating losses were approximately $200,000. Approximately $454,000 of the Company’s expenses during the nine-year period related to fees paid to third parties to provide the Rent411 services.

The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On March 3, 2009, the Company held a shareholder meeting approving the Stock Purchase Agreement and an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions there of, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof.

On March 3, 2009, the shareholders also approved and ratified a January 22, 2008 Assignment Agreement under which the Company assigned the software and other rights relating to its Rent411 services, including the license with Desfaire, Inc. and substantially all of its worldwide copyrights, trademarks and other assets, consisting of fully depreciated office equipment and furniture with nominal market value, to The Boosalis Group, Inc., a company owned by Nick T. Boosalis, in consideration for which The Boosalis Group, Inc. assumed outstanding indebtedness of the Company totaling $34,714 and the issuance of a total of 1,980,834 shares of the Company’s common stock, including: 498,237 shares approved in December 2007 and 39,957 in December 2008 to Nick T. Boosalis for forgiveness of loans to the Company totaling $80,729; 322,047 shares approved in December 2007 to Richard Dillion, a former officer and director of the Company, for forgiveness of loans to the Company totaling $48,307; and 1,100,000 shares approved in December 2007 to Desfaire, Inc. for a cash payment of $11,000 and the payment on behalf of the Company of software development costs of more than $125,000.

On March 24, 2009, the Articles of Merger of Fonahome Corporation, a Minnesota Corporation, into Fona, Inc., a Nevada Corporation, were filed with the Nevada Secretary of State.

On April 1, 2009, the Board of Directors approved the issuance of 3,954,950 shares of our common stock (representing 50.1% of our outstanding shares of common stock following the issuance of such stock), including 1,977,475 shares issued to each of Sanford Schwartz and Michael Friess, each subsequently elected an officer and director of the Company, in consideration for the payment by each of $10,000, $5,000 paid in cash and $5,000 paid by the issuance to the Company of a promissory note. The notes were paid in May, 2009. On April 1, 2009, following the stock issuances to Mr. Schwartz and Mr. Friess, there were 7,894,111 outstanding shares of our common stock.

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

The Company maintains headquarters at the office of its President. The Company’s Web site is www.fonainc.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

It is anticipated that the Company will require approximately $40,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

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

U. Concerns regarding the current economic situation. The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. As of March 15, 2013 the Company’s securities were included on the bulletin board under the symbol FNAM. During the past two years, there have been no transactions in the Company’s common stock reported in the so-called “Grey Sheets”. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of March 15, 2013, 873,191 of the Company’s outstanding shares were eligible for transfer without registration under the Securities Act.

As of March 15, 2013, there were approximately 272 holders of the Company's Common Stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

			Period
			From
			August 1,
	Years Ended		2008 to
	December 31,		December 31,
	2012	2011	2012

Revenues	$—	$—	$—
Expenses	(17,032)	(17,340)	(86,550)
Net loss	(17,032)	(17,340)	(86,550)
Assets	651	364	651
Liabilities	63,267	48,862	63,267
Shareholder Deficit	(62,616)	(48,498)	(62,616)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

The Company generated no revenues during the year ended December 31, 2012, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company’s business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until the conclusion of a merger or acquisition, if any.

At December 31, 2012, the Company had no material commitments for capital expenditures.

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

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At December 31, 2012 the Company had an accumulated deficit (including accumulated deficit during the development stage) of ($1,287,490) and a working capital deficit ($62,616). The report of the Company’s registered public accountants for the financial statements for the year ended December 31, 2012 included a going concern qualification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See pages F-1 through F-10.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name	Age	Position

Michael Friess	62	Chairman of the Board President and CEO
Sanford Schwartz	62	Vice President, Director
Chloe DiVita	35	Treasurer, Secretary, Director and CFO

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

Michael Friess is currently a self-employed attorney licensed to practice law in the State of Colorado. As a sole practioner, Mr. Friess operates under his own name, Michael Friess, Attorney, and has been practicing law in Colorado for 19 years. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation. Mr. Friess has served as Chairman of the Board and President of the Company from April 2009 to the present. Mr. Friess served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) from September 1997 until December 2006. In an average week Mr. Friess spends approximately 5 hours on Company matters. Mr. Friess was appointed a director because of his extensive legal and business acquisitions experience, including working with public blank check companies interested in merging with a private operating company.

Chloe DiVita has served as Secretary, Treasurer, CFO and a director of the Company from April 2009 to the present. For the past ten years, Mrs. DiVita has been a self-employed accountant in Colorado operating under DiVita & Associates, Inc. She has also been a business development consultant partnering on many projects with Creative Business Strategies, LLC, a business consulting firm. In an average week Mrs. DiVita spends approximately 10 hours on Company matters. Mrs. DiVita was appointed a director because of her financial background and experience working with public blank check companies interested in merging with private operating companies.

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

Hemcure, Inc. (HMCU), Commission File #000-51543, initially registered with the Securities and Exchange Commission in May of 1987, was organized to provide administrative and marketing services to physicians or physician groups who emphasized outpatient non-surgical treatment for hemorrhoids. Mr. Friess and Mr. Schwartz acquired ownership of 46% of HMCU’s then outstanding shares during April, 2005 and during June 2006, sold all of their shares of HMCU to private investors for $525,000, following which HMCU became Aurasound, Inc. listed on the OTCBB symbol (ARAU). Current officers and directors of Fona, Inc. are not currently officers, directors or employees of ARAU and, therefore, have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of ARAU. According to an 8-K filed with the Securities and Exchange Commission on January 31, 2013 ARAU filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California in Santa Ana case number 8:12-bk-24400-MW on December 21, 2012.

Implant Technologies, Inc. (IMLT), Commission File #000-17064, initially registered in 1980, was formed for the purpose of developing and marketing medical products. During April 2006, Mr. Friess and Mr. Schwartz acquired ownership of 80% of IMLT’s then outstanding shares of common stock and from April 2006 to July, 2007, Mr. Friess served as Secretary, Treasurer and a director and Mr. Schwartz served as a director of IMLT. During July 2007, they sold all of their shares of IMLT to private investors for $582,500 and IMLT became Oasis Online Technologies Corp listed on the OTCBB symbol (OOLN), a company seeking acquisitions in the online security and authentication market. Current officers and directors of Fona, Inc. are not currently officers, directors or employees of OOLN and, therefore, have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of OOLN. OOLN appears to be current in its filings with the Securities and Exchange Commission.

Discovery Technologies, Inc. (DSVY), Commission File #000-18606, initially registered in 1987, was formed to design, manufacture and market video products that transmit pictures over standard voice-grade telephone lines. In June 2006, the sole remaining director, appointed Michael Friess as President CEO and a director of the company, and Sanford Schwartz as a director of the company and Mr. Friess and Mr. Schwartz acquired ownership of 80% of DSVY’s then outstanding shares of common stock. During December 2007, Mr. Friess and Mr. Schwartz sold their shares of DSVY for $550,000 and DSVY became China Green Agriculture listed on the OTCBB symbol (CGAG). Immediately following the transaction, Mr. Friess and Mr. Schwartz owned 111,386 shares of CGAG’s common stock (representing approximately 1% of CGAG’s then outstanding shares of common stock). Current officers and directors of the Company are not currently officers or directors or employees of CGAG and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or mergers of CGAG. CGAG appears to be current in its filings with the Securities and Exchange Commission.

Certified Technologies Corporation (CFDT), Commission File #000-52786, initially registered in 1984, was formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. In February 2007, Michael Friess and Sanford Schwartz acquired 51% of CFDT’s then outstanding shares of common stock and Mr. Friess was appointed President, CEO and a director and Mr. Schwartz was appointed a director, and Chloe DiVita was appointed Secretary, Treasurer and a director of CFTD. During May 2008, Mr. Friess and Mr. Schwartz sold substantially all of their shares of CFTD for $740,000 ande CFDT became Zhaoheng Hydropower CO listed on the OTCBB symbol (ZHYP). Immediately following the transaction, Mr. Friess and Mr. Schwartz owned 444,498 shares of ZHYP’s common stock (representing approximately 1% of ZHYP’s then outstanding shares of common stock). Current officers and directors of the Company are not currently officers or directors or employees of ZHYP and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of ZHYP. ZHYP appeared to be current in all of its filings with the Securities and Exchange Commission through May, 2009, and has since moved the Company from the United States and filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

Henry County Plywood Corporation (HRYC), Commission File #000-53208, initially registered in 1948, was formed to purchase, lease, sell, manufacture and deal in lumber, and other wood products. In August 2006, Michael Friess and Sanford Schwartz acquired 80% of HRYC’s then outstanding shares of common stock and Mr. Friess was appointed President, CEO and a director of the company, Sanford Schwartz was appointed a director of the company and Chloe DiVita was appointed Secretary, CFO and a director of the company. In October 2007, Messrs Friess and Schwartz resigned as officers and directors of the Company, and in May 2008 Mr. Friess was reappointed to the Board. In January 2009, Mr. Friess and Mr. Schwartz sold most of their shares of HRYC for $500,000 and HRYC became Sino Green land Corp listed on the OTCBB symbol (SGLA). Immediately following the transaction, Mr. Friess and Mr. Schwartz owned a total of 999,778 shares of SGLA’s common stock (representing approximately 1% of SGLA’s then outstanding shares of common stock). Current officers and directors of the Company are not currently officers or directors or employees of SGLA and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of SGLA. SGLA appeared to be current in all of its filings with the Securities and Exchange Commission through September 2011, and has since filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

P I Services, Inc. (PISV), Commission File #000-53263, had its initial public offering in September 1988. The company was formed as Sweet Little Deal. In August 2007, Michael Friess and Sanford Schwartz acquired 80% of PISV’s then outstanding shares of common stock and Mr. Friess was appointed President and Chairman of the Board of the company, Mr. Schwartz was appointed a director of the company and Chloe DiVita was appointed Secretary, CFO and a director of the Company. In January 2009, Physicians was reincorporated in the State of Nevada through a merger with P I Services, Inc. In March 2010, Mr. Friess and Mr. Schwartz sold most of their shares of PISV for $275,000 and PISV became China Lithium Technologies Inc. listed on the OTCBB symbol (CLTT). Immediately following the transaction, Mr. Friess and Mr. Schwartz owned a total of 1,330,468 shares of CLTT’s common stock (approximately 3% of CLTT’s then outstanding shares of common stock). Current officers and directors of the Company are not currently officers or directors or employees of CLTT and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of CLTT. CLTT appeared to be current in all of its filing with the Securities and Exchange Commission through March 2012.

Conflicts of Interest

The Company's officers and directors have in the past and may in the future be officers and directors of other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in Messrs. Friess and Schwartz and Mrs. DiVita serving as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention even if the opportunities relate to the Company's proposed business operations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 20, 2012 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address	or Controlled	Owned

Michael Friess	1,977,475	25.05%
2575 Pearl St, #220
Boulder, Colorado 80302

Sanford Schwartz	1,977,475	25.05%
2575 Pearl St, #220
Boulder, Colorado 80302

Nick T Boosalis (1)	2,252,233	28.58%
212 2nd St SE Suite 224
Minneapolis, MN 55414

Richard Dillon	576,571	7.30%
703 Oakland Ave
St. Paul, MN 55102

Chloe DiVita	0	—

All Officers and Directors as a Group (3 persons)	3,954,950	50.10%

———————

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

Nick T. Boosalis, and companies he control, own together 28.58% of the Company’s outstanding shares of common stock and Michael Friess and Sanford Schwartz each own 25.05 % of the Company’s outstanding shares of common stock. Prior to Mr. Friess and Mr. Schwartz’s purchases of the Company’s common stock in April 2009, Mr. Boosalis owned approximately 57% of the Company’s then outstanding common stock. Since the purchase of their shares, Mr. Friess and Mr. Schwartz own approximately 50.1% of the Company’s current outstanding common stock.

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

Since December 2008 and ending June 30, 2010, Nick Boosalis, a former director, and The Boosalis Group and Desfaire, Inc., affiliates of Mr. Boosalis, loaned the Company a total of $5,488 to pay general working capital expenses of the Company. In October 2011 a $5,000 payment was made to Nick Boosalis and in April 2012 a final payment was made settling the loan. Additionally, since August 2008, Creative Business Strategies, LLC an affiliate of Sanford Schwartz, an officer and director of the Company, has loaned the Company a total of $62,817 to pay general working capital expenses of the Company, including costs associated with the filing of this registration statement with the Securities and Exchange Commission. The loans are non-interest bearing and are payable on demand.

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

On March 3, 2009, the shareholders of the Company approved and ratified a January 22, 2008, Assignment Agreement pursuant to which the Company assigned the software and other rights relating to the Rent411 services offered by the Company, including a license to Desfaire, Inc., an affiliate of Nick T. Boosalis, then an officer and director of the Company, and substantially all of the worldwide copyrights, trademarks and other assets of the Company to the Boosalis Group, a company owned by Mr. Boosalis, in consideration for which The Boosalis Group assumed outstanding indebtedness of the Company totaling $34,714.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant for the audit of our annual financial statements and quarterly reviews were $8,600 and $9,100, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2012 and 2011 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees bill during the years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant for tax preparation were $275 and $750, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2012 and 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation with Amendments*
3.2	Bylaws of the Company*
4.1	Specimen Stock Certificate*
31.1	Certification of Michael Friess
31.2	Certification of Chloe DiVita
31.3	Certification of Sanford Schwartz
32.1	Certification of Section 13(a) of the Securities Exchange Act of 1934 Michael Friess
32.2	Certification of Section 13(a) of the Securities Exchange Act of 1934 Chloe DiVita
32.3	Certification of Section 13(a) of the Securities Exchange Act of 1034 Sanford Schwartz
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

———————

*

Incorporated herein by reference to Registrant’s Form 10 filed with the Commission on September 23, 2010.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fona, Inc.

April 12, 2013	By:	/s/ Michael Friess
Michael Friess
President, Chief Executive Officer and a director

April 12, 2013	By:	/s/ Chloe DiVita
Chloe DiVita
Treasurer, Secretary and Chief Financial Officer and a director

April 12, 2013	By:	/s/ Sanford Schwartz
Sanford Schwartz
Vice President and a director

INDEX TO FINANCIAL STATEMENTS

FONA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fona, Inc.

We have audited the accompanying balance sheets of Fona, Inc. (a Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended December 31, 2012 and 2011, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fona, Inc. (a Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two years ended December 31, 2012 and 2011, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has negative working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.

Certified Public Accountants

7931 S Broadway, #314

Littleton, CO 80122

April 11, 2013

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$114	$14
Prepaid Expenses	537	350
Total Current Assets	651	364

TOTAL ASSETS	$651	$364

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$450	$450
Accounts payable, related parties	62,817	48,412
Accrued expenses	—	—
Total Current Liabilities	63,267	48,862

TOTAL LIABILITIES	63,267	48,862

Commitments and contingencies (Notes 1, 3 and 4)

Stockholders' (DEFICIT)
Preferred stock, $.001 par value 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding	7,894	7,894
Additional paid-in capital	1,216,980	1,214,066
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the Development stage	(86,550)	(69,518)

TOTAL STOCKHOLDERS' (DEFICIT)	(62,616)	(48,498)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$651	$364

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period From
					August 1,
					2008
					(date of
					development
					stage)
	Year Ended				through
	December 31,				December 31,
	2012		2011		2012

Revenues		$—		$—	$—

Operating Expenses:
Accounting and audit fees		8,875		9,350	28,429
Attorney fees		912		1,090	33,864
Filing fees		1,803		4,320	8,525
General corporate fees		750		750	2,670
Printing and mailing costs		—		—	1,056
Transfer agent fees		1,565		1,650	7,890
Other		213		180	1,202
Total Expenses		14,118		17,340	83,636

Net Operating (Loss)		(14,118)		(17,340)	(83,636)

Other Expenses:
Interest Expense		2,914		—	2,914
Total Other Expenses		2,914		—	2,914

Net Other (Expense)		(2,914)		—	(2,914)

Net (Loss)		(17,032)		(17,340)	(86,550)

Per Share	$	Nil	$	Nil	$(.01)

Weighted Average Shares Outstanding		7,894,111		7,894,111	7,314,726

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Period from January 1, 2008 through December 31, 2012 Accumulated

						Accumulated
						(Deficit)
				Additional		During
	Preferred	Common Stock		Paid In	Accumulated	Development
	Stock	Shares	Amount	Capital	(Deficit)	Stage	Total

Balance at January 1, 2008	$—	3,899,204	$3,900	$1,192,066	$(1,231,033)	$—	$(35,067)

Debt converted to equity at $.15 (Note 3)	—	39,957	39	5,955	—	—	5,994
Net loss-Year ended December 31, 2008	—	—	—	—	30,093	(12,631)	17,462
Balance at December 31, 2008	—	3,939,161	3,939	1,198,021	(1,200,940)	(12,631)	(11,611)

Issuance of stock for cash at .005 (Note 3)	—	3,954,950	3,955	16,045	—	—	20,000
Net loss-year ended December 31,2009	—	—	—	—	—	(16,020)	(16,020)
Balance at December 31, 2009	—	7,894,111	7,894	1,214,066	(1,200,940)	(28,651)	(7,631)

Net loss-year ended December 31, 2010	—	—	—	—	—	(23,527)	(23,527)
Balance at December 31, 2010	—	7,894,111	7,894	1,214,066	(1,200,940)	(52,178)	(31,158)

Net loss-year ended December 31, 2011	—	—	—	—	—	(17,340)	(17,340)
Balance at December 31, 2011	—	7,894,111	7,894	1,214,066	(1,200,940)	(69,518)	(48,498)

Imputed Interest	—	—	—	2,914	—	—	2,914
Net loss-year ended December 31, 2012	—	—	—	—	—	(17,032)	(17,032)
Balance at December 31, 2012	$—	7,894,111	$7,894	$1,216,980	$(1,200,940)	$(86,550)	$(62,616)

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period From
			August 1,
			2008
			(date of
			development
			stage)
	For the Year Ended		through
	December 31,		December 31,
	2012	2011	2012

Cash Flows from Operating Activities:
Net (loss)	$(17,032)	$(17,340)	$(86,550)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	2,914	—	2,914
Increase (decrease) in accounts payable and accrued expenses	—	(9,408)	1,109
(Increase) in prepaid expenses	(187)	—	(187)

Net Cash (Used in) Operating Activities	(14,305)	(26,748)	(82,714)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sale of common stock	—	—	20,000
Advances (net) from related parties	14,405	26,747	62,817

Net Cash Provided by Financing Activities	14,405	26,747	82,817

Increase (Decrease) in Cash	100	(1)	103

Cash, Beginning of Period	14	15	11

Cash, End of Period	$114	$14	$114

Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,994

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Fona, Inc. (Company), a “Development Stage Company”, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Effective August 1, 2008, the Company commenced activities to become a reporting company with the Securities and Exchange Commission (“SEC”) with the intention to become a publicly trading company.

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

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has negative working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

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

December 31, 2012 and 2011

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

December 31, 2012 and 2011

(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2012 and December 31, 2011, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(n) Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2032, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2011	569,518	Various	105,361	(105,361)	(3,208)	—
December 31, 2012	586,550	Various	108,512	(108,512)	(3,151)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Fona, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,894,111 shares of common stock issued and outstanding at December 31, 2012. In April 2009, the Company issued a total of 3,954,950 shares of common stock to two directors for $10,000 cash and a note for an additional $10,000. The note was satisfied in May 2009. This resulted in a change in control of the Company.

On March 3, 2009, the Board of Directors unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of December 31, 2012.

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

On December 22, 2008, the Board of Directors approved the issuance of 39,957 shares of common stock to Nick T. Boosalis for forgiveness of debt totaling $5,994.

(4) Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

At December 31, 2012 and 2011, the Company owed two separate related parties for expenses paid on behalf of the Company totaling $62,817 and $48,412, respectively. The advances are uncollateralized, bear no interest and are due on demand.

(5) Subsequent Events

The Company has evaluated events subsequent to December 31, 2012 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.