Form 10-Q
period 2013-03-31
Fona, Inc.
filed 2013-05-20
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number: 000-54129

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

As of May 15, 2013, the Registrant had 7,894,111 shares of common stock, $.001 par value.

INDEX

Page
Number

Part I. Financial Information

Item 1. Financial Statements	1

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

Statements of Operations, Three Months ended March 31, 2013 and 2012 (unaudited) and the period from August 1, 2008 (date of commencement of development stage) through March 31, 2013 (unaudited)	3

Statements of Cash Flows, Three Months ended March 31, 2013 and 2012, and the period from August 1, 2008 (date of commencement of development stage) through March 31, 2013 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	7

Item 4. Controls and Procedures.	7

Part II. Other Information

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures	8

Item 5. Other Information	8

Item 6. Exhibits	8

PART I. FINANCIAL STATEMENTS

ITEM 1

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(see note 1)
ASSETS

Current Assets:
Cash	$89	$114
Prepaid Expenses	300	537
Total Current Assets	389	651
TOTAL ASSETS	$389	$651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$100	$450
Accounts payable, related party	65,292	62,817
Total Current Liabilities	65,392	63,267

TOTAL LIABILITIES	65,392	63,267

Commitments and contingencies
(Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,218,038	1,216,980
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the development stage	(89,995)	(86,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(65,003)	(62,616)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$389	$651

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		For the Period from August 1, 2008 (date of Development Stage) Through March 31,
	2013	2012	2013

Revenue	$—	$—	$—

Expenses:
Accounting and audit fees	—	5,000	28,429
Attorney fees	787	507	34,651
Transfer agent fees	594	488	8,484
Filing Fees	—	190	8,525
Printing and mailing fees	—	390	1,056
General corporate fees	982	750	3,652
Other	24	93	1,226
Total Expenses	2,387	7,418	86,023

Net Operating (Loss)	(2,387)	(7,418)	(86,023)

Other Expenses:
Interest Expense	1,058	—	3,972
Total Other Expenses	1,058	—	3,972

Net Other (Expense)	(1,058)	—	(3,972)

Net (Loss)	$(3,445)	$(7,418)	$(89,995)

Per Share	$—	$—	$(.01)

Weighted Average Shares Outstanding	7,894,111	7,894,111	7,345,327

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		For the Period from August 1, 2008 (date of Development Stage) Through March 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,445)	$(7,418)	$(89,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	1,058	—	3,972
Increase (decrease) in accounts payable and accrued expenses	(350)	6,498	759
Decrease in prepaid expenses	237	87	50
Net Cash (Used in) Operating Activities	(2,500)	(833)	(85,214)

Cash Flows from Investing Activities
Net Cash (Used in) Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sales of common stock	—	—	20,000
Advance from related party	2,475	849	65,292
Net Cash Provided by Financing Activities	2,475	849	85,292

Increase (decrease) in Cash	(25)	16	78

Cash, Beginning of Period	114	14	11

Cash, End of Period	$89	$30	$89

Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,993

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2013, the statements of operations and the statements of cash flows for the three months ended March 31, 2013 and 2012, have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2013 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

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

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value.  As of March 31, 2013, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At March 31, 2013 and December 31, 2012, the Company owed $65,292 and $62,817, respectively, to related parties for expenses of the Company. The advances are loans that are uncollateralized, bear no interest and are due on demand. Imputed interest of $1,058 was recorded for the period ended March 31, 2013.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated events subsequent to March 31, 2013 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.  No events were noted that require recognition or disclosure in the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended March 31, 2013, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At March 31, 2013, the Company had no material commitments for capital expenditures.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended March 31, 2013, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

Fona, Inc.

BY:	/s/ Michael Friess
Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
May 20, 2013

BY:	/s/ Chloe DiVita
Chloe DiVita, Treasurer,
Secretary, Director and
Chief Financial Officer
May 20, 2013

BY:	/s/ Sanford Schwartz
Sanford Schwartz, Director,
May 20, 2013