Form 10-Q
period 2013-09-30
Fona, Inc.
filed 2013-11-13
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 7, 2013, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

Statement of Operations, Three Months ended September 30, 2013 and 2012 (unaudited)	2

Statements of Operations, Nine Months ended September 30, 2013 and 2012 (unaudited) and the period from August 1, 2008 (date of commencement of development stage) through September 30, 2013 (unaudited)	3

Statements of Cash Flows, Nine Months ended September 30, 2013 and 2012, and the period from August 1, 2008 (date of commencement of development stage) through September 30, 2013 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Mine Safety Disclosures.	9

Item 5. Other Information	9

Item 6. Exhibits	9

PART I. FINANCIAL STATEMENTS

ITEM 1

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(see note 1)
ASSETS

Current Assets:
Cash	$516	$114
Prepaid Expenses	100	537
Total Current Assets	616	651
TOTAL ASSETS	$616	$651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	672	450
Accounts payable, related party	74,912	62,817
Total Current Liabilities	75,584	63,267

TOTAL LIABILITIES	75,584	63,267

Commitments and contingencies
(Notes 1,2,3, and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,220,403	1,216,980
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the development stage	(102,325)	(86,550)

TOTAL STOCKHOLDERS' (DEFICIT)	(74,968)	(62,616)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$616	$651

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2013		2012
Revenue		$—		$—

Expenses:
Accounting and audit fees		1,200		1,475
Attorney fees		—		—
Transfer agent fees		402		388
Filing Fees		672		279
Printing and mailing fees		—		—
General corporate fees		—		—
Other		—		24
Total Expenses		2,274		2,166

Net Operating (Loss)		(2,274)		(2,166)

Other Expenses:
Interest Expense		1,245		990
Total Other Expenses		(1,245)		(990)

Net Other (Expense)		(1,245)		(990)

Net (Loss)		$(3,519)		$(3,156)

Per Share	$	nil	$	nil

Weighted Average Shares Outstanding		7,894,111		7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,				Period from August 1, 2008 (date of Development Stage) Through September 30,
	2013		2012		2013

Revenue		$—		$—	$—

Expenses:
Accounting and audit fees		6,400		7,675	34,829
Attorney fees		1,105		507	34,969
Transfer agent fees		1,345		1,265	9,234
Filing Fees		3,454		1,009	11,979
Printing and mailing fees		—		—	1,056
General corporate fees		—		750	2,670
Other		48		154	1,250
Total Expenses		12,352		11,360	95,987

Net Operating (Loss)		(12,352)		(11,360)	(95,987)

Other Expenses:
Interest Expense		3,423		1,878	6,338
Total Other Expenses		3,423		1,878	6,338

Net Other (Expense)		(3,423)		(1,878)	(6,338)

Net (Loss)		(15,775)		(13,238)	(102,325)

Per Share	$	Nil	$	Nil	$(.01)

Weighted Average Shares Outstanding		7,894,111		7,894,111	7,398,548

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,		Period from August 1, 2008 (date of Development stage) to September 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(15,775)	$(13,238)	$(102,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	3,423	1,878	6,338
Increase (decrease) in accounts payable and accrued expenses	222	(75)	1,330
Decrease in prepaid expenses	437	262	250
Net Cash (Used in) Operating Activities	(11,693)	(11,173)	(94,407)

Cash Flows from Investing Activities	—	—	—
Net Cash (Used in) Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sales of common stock	—	—	20,000
Advance from related party	12,095	11,230	74,912
Net Cash Provided by Financing Activities	12,095	11,230	94,912

Increase (decrease) in Cash	402	57	505

Cash, Beginning of Period	114	14	11

Cash, End of Period	$516	$71	$516

Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,993

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2013, the statements of operations and the statements of cash flows for the three and nine months ended September 30, 2013 and 2012, have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2013 and for all periods presented, have been made.

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

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30, 2013, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At September 30, 2013 and December 31, 2012, the Company owed $74,912 and $62,817, respectively, to related parties for expenses of the Company. The advances are loans that are uncollateralized, bear no interest and are due on demand. Imputed interest of $3,423 was recorded for the nine months ended September 30, 2013.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are minimal.

(6) Subsequent Events

The Company has evaluated events subsequent to September 30, 2013 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended September 30, 2013, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At September 30, 2013, the Company had no material commitments for capital expenditures.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended September 30, 2013, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

BY:	/s/ Michael Friess
Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
November 13, 2013

BY:	/s/ Chloe DiVita
Chloe DiVita, Treasurer,
Secretary, Director and
Chief Financial Officer
November 13, 2013

BY:	/s/ Sanford Schwartz
Sanford Schwartz, Director,
November 13, 2013