Form 10-K
period 2013-12-31
Fona, Inc.
filed 2014-04-16
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Shares outstanding as of March 31, 2014 was approximately 7,894,111 shares of common stock, $.001 par value.

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

On March 3, 2009, the shareholders also approved and ratified a January 22, 2008 Assignment Agreement under which the Company assigned the software and other rights relating to its Rent411 services, including the license with Desfaire, Inc. and substantially all of its worldwide copyrights, trademarks and other assets, consisting of fully depreciated office equipment and furniture with nominal market value, to The Boosalis Group, Inc., a company owned by Nick T. Boosalis, in consideration for which The Boosalis Group, Inc. assumed outstanding indebtedness of the Company totaling $34,714 and the issuance of a total of 1,980,834 shares of the Company’s common stock, including: 498,237 shares approved in December 2007 and 39,957 in December 2008 to Nick T. Boosalis for forgiveness of loans to the Company in the aggregate principal amount of $74,735 and $5,994, respectively; 322,047 shares approved in December 2007 to Richard Dillion, a former officer and director of the Company, for forgiveness of loans to the Company totaling $48,307; and 1,100,000 shares approved in December 2007 to Desfaire, Inc. for a cash payment of $11,000 and the payment on behalf of the Company of software development costs of more than $125,000.

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

It is anticipated that the Company will require approximately $30,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 2575 Pearl St, Suite 220, Boulder, CO 80302, which is the address of the office of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a part to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities.  As of March 15, 2014 the Company’s securities were included on the bulletin board under the symbol FNAM. During the past two years, there have been no transactions in the Company’s common stock reported in the so-called “Grey Sheets”.  There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of March 15, 2014, 873,191 of the Company’s outstanding shares were eligible for transfer without registration under the Securities Act.

As of March 15, 2014, there were approximately 272 holders of the Company's Common Stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

			Period
			From
			August 1,
	Years Ended		2008 to
	December 31,		December 31,
	2013	2012	2013

Revenues	$—	$—	$—
Expenses	(19,260)	(17,032)	(105,810)
Net loss	(19,260)	(17,032)	(105,810)
Assets	991	651	991
Liabilities	78,162	63,267	78,162
Shareholder Deficit	(77,171)	(62,616)	(77,171)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

The Company generated no revenues during the year ended December 31, 2013, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company’s business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until the conclusion of a merger or acquisition, if any.

At December 31, 2013, the Company had no material commitments for capital expenditures.

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

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At December 31, 2013 the Company had an accumulated deficit (including accumulated deficit during the development stage) of ($1,306,750) and a working capital deficit ($77,171). The report of the Company’s registered public accountants for the financial statements for the year ended December 31, 2013 included a going concern qualification.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name	Age	Position

Michael Friess	63	Chairman of the Board President and CEO
Sanford Schwartz	63	Vice President, Director
Chloe DiVita	36	Treasurer, Secretary, Director and CFO

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

Chloe DiVita has served as Secretary, Treasurer, CFO and a director of the Company from April 2009 to the present. For ten years, Mrs. DiVita operated as a self-employed accountant in Colorado operating under DiVita & Associates, Inc. She has also been a business development consultant partnering on many projects with Creative Business Strategies, LLC, a business consulting firm. In an average week Mrs. DiVita spends approximately 5 hours on Company matters. Mrs. DiVita was appointed a director because of her financial background and experience working with public blank check companies interested in merging with private operating companies.

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

Implant Technologies, Inc. (IMLT), Commission File #000-17064, initially registered in 1980, was formed for the purpose of developing and marketing medical products. During April 2006, Mr. Friess and Mr. Schwartz acquired ownership of 80% of IMLT’s then outstanding shares of common stock and from April 2006 to July, 2007, Mr. Friess served as Secretary, Treasurer and a director and Mr. Schwartz served as a director of IMLT. During July 2007, they sold all of their shares of IMLT to private investors for $582,500 and IMLT became Oasis Online Technologies Corp listed on the OTCBB symbol (OOLN), a company seeking acquisitions in the online security and authentication market. Current officers and directors of Fona, Inc. are not currently officers, directors or employees of OOLN and, therefore, have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of OOLN. OOLN appeared to be current in all of its filings with the Securities and Exchange Commission through May, 2013, and on November 27, 2013 filed a Form 15-12G terminating its filing requirements with the Securities and Exchange Commission.

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

P I Services, Inc. (PISV), Commission File #000-53263, had its initial public offering in September 1988.  The company was formed as Sweet Little Deal. In August 2007, Michael Friess and Sanford Schwartz acquired 80% of PISV’s then outstanding shares of common stock and Mr. Friess was appointed President and Chairman of the Board of the company, Mr. Schwartz was appointed a director of the company and Chloe DiVita was appointed Secretary, CFO and a director of the Company. In January 2009, Physicians was reincorporated in the State of Nevada through a merger with P I Services, Inc. In March 2010, Mr. Friess and Mr. Schwartz sold most of their shares of PISV for $275,000 and PISV became China Lithium Technologies Inc. listed on the OTCBB symbol (CLTT). Immediately following the transaction, Mr. Friess and Mr. Schwartz owned a total of 1,330,468 shares of CLTT’s common stock (approximately 3% of CLTT’s then outstanding shares of common stock). Current officers and directors of the Company are not currently officers or directors or employees of CLTT and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of CLTT. CLTT appeared to be current in all of its filing with the Securities and Exchange Commission through May 2012. On September 20, 2013 the Securities and Exchange Commission revoked CLTT’s registration for violating Exchange Act Section 12(a) and Rules 13a-1 and 13a-13.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 20, 2013 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Since December 2008 and ending June 30, 2010, Nick Boosalis, a former director, and The Boosalis Group and Desfaire, Inc., affiliates of Mr. Boosalis, loaned the Company a total of $5,488 to pay general working capital expenses of the Company. In October 2011 a $5,000 payment was made to Nick Boosalis and in April 2012 a final payment was made settling the loan. Additionally, since August 2008, Creative Business Strategies, LLC an affiliate of Sanford Schwartz, an officer and director of the Company, has loaned the Company a total of $76,512 to pay general working capital  expenses of the Company, including costs associated with the filing of this registration statement with the Securities and Exchange Commission. The loans are non-interest bearing and are payable on demand.

On March 3, 2009, the shareholders of the company approved the issuance of 1,980,834 shares of our common stock to officers and directors of the Company, including 538,194 shares to Nick t. Boosalis (of which 498,237 were approved by the Board in December 2007 and 39,957 were approved by the Board in December 2008), then a director and officer of the Company, for forgiveness of loans to the Company in the aggregate principal amount of $74,735 and $5,994 respectively; 322,047 shares to Richard Dillion (which were approved by the Board in December 2007), then an officer and director of the Company, for forgiveness of loans to the Company in the aggregate principal amount of $48,307; and 1,100,000 shares to Desfaire, Inc. (which were approved by the Board in December 2007), a company 99% of the common stock of which is owned by Mr. Boosalis, for a cash payment of $11,000 and the payment by Desfaire on behalf of the Company of software development costs of more than $125,000.  No payments of interest or principal or interest were made by the Company since January 1, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant for the audit of our annual financial statements and quarterly reviews were $7,600 and $8,600, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2013 and 2012 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees bill during the years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant for tax preparation were $0 and $275, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2013 and 2012.

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

Fona, Inc.

April 15, 2014	By:	/s/ Michael Friess
Michael Friess
President, Chief Executive Officer and a director

April 15, 2014	By:	/s/ Chloe DiVita
Chloe DiVita
Treasurer, Secretary and Chief Financial Officer and a director

April 15, 2014	By:	/s/ Sanford Schwartz
Sanford Schwartz
Vice President and a director

INDEX TO FINANCIAL STATEMENTS

FONA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fona, Inc.

We have audited the accompanying balance sheets of Fona, Inc. (a Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended December 31, 2013 and 2012, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fona, Inc. (a Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the two years ended December 31, 2013 and 2012, and for the period from August 1, 2008 (date of commencement of development stage) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2014

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets:
Cash	$641	$114
Prepaid Expenses	350	537
Total Current Assets	991	651

TOTAL ASSETS	$991	$651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$1,650	$450
Accounts payable, related parties	76,512	62,817
Accrued expenses	—	—
Total Current Liabilities	78,162	63,267

TOTAL LIABILITIES	78,162	63,267

Commitments and contingencies (Notes 1, 3 and 4)

Stockholders' (DEFICIT)
Preferred stock, $.001 par value 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding	7,894	7,894
Additional paid-in capital	1,221,685	1,216,980
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the Development stage	(105,810)	(86,550)

TOTAL STOCKHOLDERS' (DEFICIT)	(77,171)	(62,616)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$991	$651

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period From
					August 1,
					2008
					(date of
					development
					stage)
	Year Ended				through
	December 31,				December 31,
	2013		2012		2013

Revenues		$—		$—	$—

Operating Expenses:
Accounting and audit fees		7,600		8,875	36,029
Attorney fees		1,105		912	34,969
Filing fees		3,307		1,803	11,832
General corporate fees		750		750	3,420
Printing and mailing costs		—		—	1,056
Transfer agent fees		1,745		1,565	9,635
Other		48		213	1,250
Total Expenses		14,555		14,118	98,191

Net Operating (Loss)		(14,555)		(14,118)	(98,191)

Other Expenses:
Interest Expense		4,705		2,914	7,619
Total Other Expenses		4,705		2,914	7,619

Net Other (Expense)		(4,705)		(2,914)	(7,619)

Net (Loss)		(19,260)		(17,032)	(105,810)

Per Share	$	Nil	$	Nil	$(.01)

Weighted Average Shares Outstanding		7,894,111		7,894,111	7,421,586

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Period from January 1, 2008 through December 31, 2013

						Accumulated
						(Deficit)
				Additional		During
	Preferred	Common Stock		Paid In	Accumulated	Development
	Stock	Shares	Amount	Capital	(Deficit)	Stage	Total

Balance at January 1, 2008	$—	3,899,204	$3,900	$1,192,066	$(1,231,033)	$—	$(35,067)

Debt converted to equity at $.15 (Note 3)	—	39,957	39	5,955	—	—	5,994
Net loss-Year ended December 31, 2008	—	—	—	—	30,093	(12,631)	17,462
Balance at December 31, 2008	—	3,939,161	3,939	1,198,021	(1,200,940)	(12,631)	(11,611)

Issuance of stock for cash at .005 (Note 3)	—	3,954,950	3,955	16,045	—	—	20,000
Net loss-year ended December 31,2009	—	—	—	—	—	(16,020)	(16,020)
Balance at December 31, 2009	—	7,894,111	7,894	1,214,066	(1,200,940)	(28,651)	(7,631)

Net loss-year ended December 31, 2010	—	—	—	—	—	(23,527)	(23,527)
Balance at December 31, 2010	—	7,894,111	7,894	1,214,066	(1,200,940)	(52,178)	(31,158)

Net loss-year ended December 31, 2011	—	—	—	—	—	(17,340)	(17,340)
Balance at December 31, 2011	—	7,894,111	7,894	1,214,066	(1,200,940)	(69,518)	(48,498)

Imputed Interest	—	—	—	2,914	—	—	2,914
Net loss-year ended December 31, 2012	—	—	—	—	—	(17,032)	(17,032)
Balance at December 31, 2012	$—	7,894,111	$7,894	$1,216,980	$(1,200,940)	$(86,550)	$(62,616)

Imputed Interest	—	—	—	4,705	—	—	4,705
Net loss-year ended December 31, 2013	—	—	—	—	—	(19,260)	(19,260)
Balance at December 31, 2013	$—	7,894,111	$7,894	$1,221,685	$(1,200,940)	$(105,810)	$(77,171)

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period From
			August 1,
			2008
			(date of
			development
			stage)
	For the Year Ended		through
	December 31,		December 31,
	2013	2012	2013

Cash Flows from Operating Activities:
Net (loss)	$(19,260)	$(17,032)	$(105,810)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	4,705	2,914	7,619
Increase (decrease) in accounts payable and accrued expenses	1,200	—
(Increase) decrease in prepaid expenses	187	(187)	2,309

Net Cash (Used in) Operating Activities	(13,168)	(14,305)	(95,882)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sale of common stock	—	—	20,000
Advances (net) from related parties	13,695	14,405	76,512

Net Cash Provided by Financing Activities	13,695	14,405	96,512

Increase (Decrease) in Cash	527	100	630

Cash, Beginning of Period	114	14	11

Cash, End of Period	$641	$114	$641

Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,994

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has financed its operations primarily through cash advances from a related party, which has advanced the Company a total of $76,512 for working capital on an “as needed” basis, including $13,695 during the year ended December 31, 2013. There is no assurance that these advances will continue in the future.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) ASC 740, “Accounting for Income Taxes”, which requires the use of assets and liability method of accounting for income taxes. The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

December 31, 2013 and 2012

(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2013 and December 31, 2012, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(n) Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2032, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before December 31, 2010.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2012	586,550	Various	108,512	(108,512)	(3,151)	—
December 31, 2013	605,810	Various	112,075	(112,075)	(3,563)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Fona, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,894,111 shares of common stock issued and outstanding at December 31, 2013. In April 2009, the Company issued a total of 3,954,950 shares of common stock to two directors for $10,000 cash and a note for an additional $10,000. The note was satisfied in May 2009. This resulted in a change in control of the Company.

On March 3, 2009, the Board of Directors unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of December 31, 2013.

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

At December 31, 2013 and 2012, the Company owed a related party for expenses paid on behalf of the Company totaling $76,512 and $62,817, respectively. The advances are uncollateralized, bear no interest and are due on demand.

(5) Subsequent Events

The Company has evaluated events subsequent to December 31, 2013 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.