Form 10-Q
period 2014-03-31
Fona, Inc.
filed 2014-05-12
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 2, 2014, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	2

Statements of Operations, Three Months ended March 31, 2014 and 2013 (unaudited), and the period from August 1, 2008 (date of commencement of development stage) through March 31, 2014 (unaudited)	3

Statements of Cash Flows, Three Months ended March 31, 2014 and 2013 (unaudited), and the period from August 1, 2008 (date of commencement of development stage) through March 31, 2014 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	7

Item 4. Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures.	8

Item 5. Other Information	8

Item 6. Exhibits	8

PART I. FINANCIAL STATEMENTS

ITEM 1

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(See note 1)
ASSETS

Current Assets:
Cash	$471	$641
Prepaid Expenses	300	350
Total Current Assets	771	991
TOTAL ASSETS	$771	$991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	—	1,650
Accounts payable, related party	79,062	76,512
Total Current Liabilities	79,062	78,162

TOTAL LIABILITIES	79,062	78,162

Commitments and contingencies
(Notes 1,2,3, and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,222,975	1,221,685
Accumulated (Deficit)	(1,200,940)	(1,200,940)
Accumulated (Deficit) during the development stage	(108,220)	(105,810)

TOTAL STOCKHOLDERS' (DEFICIT)	(78,291)	(77,171)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$771	$991

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,				Period from August 1, 2008 (date of Development Stage) Through March 31,
	2014		2013		2014

Revenue		$—		$—	$—

Expenses:
Accounting and audit fees		—		—	36,029
Attorney fees		—		787	34,969
Transfer agent fees		365		594	10,000
Filing Fees		—		—	11,832
Printing and mailing fees		—		—	1,056
General corporate fees		750		982	4,170
Other		5		24	1,255
Total Expenses		1,120		2,387	99,311

Net Operating (Loss)		(1,120)		(2,387)	(99,311)

Other Expenses:
Interest Expense		1,290		1,058	8,909
Total Other Expenses		1,290		1,058	8,909

Net Other (Expense)		(1,290)		(1,058)	(8,909)

Net (Loss)		(2,410)		(3,445)	(108,220)

Per Share	$	Nil	$	Nil	$(.01)

Weighted Average Shares Outstanding		7,894,111		7,894,111	7,442,140

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from August 1, 2008 (date of Development Stage) Through March 31,
	2014	2013	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,410)	$(3,445)	$(108,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	1,290	1,058	8,909
Increase (decrease) in accounts payable and accrued expenses	(1,650)	(350)	659
Decrease in prepaid expenses	50	237	50
Net Cash (Used in) Operating Activities	(2,720)	(2,500)	(98,602)

Cash Flows from Investing Activities	—	—	—
Net Cash (Used in) Investing Activities	—	—	—

Cash Flows from Financing Activities:
Sales of common stock	—	—	20,000
Advance from related party	2,550	2,475	79,062
Net Cash Provided by Financing Activities	2,550	2,475	99,062

Increase (decrease) in Cash	(170)	(25)	460

Cash, Beginning of Period	641	114	11

Cash, End of Period	$471	$89	$471

Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt for stock and debt forgiveness	$—	$—	$5,993

The accompanying notes are an integral part of the financial statements.

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March, 31 2014 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2014, the statements of operations and the statements of cash flows for the three months ended March 31, 2014 and 2013 have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2014 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders’ deficits and no active business operations, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has financed its operations primarily through cash advances from a related party, which has advanced the Company a total of $79,062 for working capital on an “as needed” basis, including $2,550 during the three months ended March 31, 2014. There is no assurance that these advances will continue in the future.

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

FONA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of March 31, 2014, there were 7,894,111 shares of common stock issued and outstanding.

(5) Related Party Transactions

At March 31, 2014 and December 31, 2013, the Company owed $79,062 and $76,512, respectively, to related parties for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand. Imputed interest of $1,290 was recorded with an increase to additional paid in capital for the three months ended March 31, 2014.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

(6) Subsequent Events

The Company has evaluated events subsequent to March 31, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the period ended March 31, 2014, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At March 31, 2014, the Company had no material commitments for capital expenditures.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended March 31, 2014, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

BY:	/s/ Michael Friess
Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
May 12, 2014

BY:	/s/ Chloe DiVita
Chloe DiVita, Treasurer,
Secretary, Director and
Chief Financial Officer
May 12, 2014

BY:	/s/ Sanford Schwartz
Sanford Schwartz, Director
May 12, 2014