Form 10-Q
period 2014-06-30
Fona, Inc.
filed 2014-08-19
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number: 000-54129

——————————

FONA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	41-1683548
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Pearl Street, Suite 220, Boulder, Colorado 80302

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

As of June 30, 2014, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(See note 1)
ASSETS

Current Assets:
Cash	$631	$641
Prepaid Expenses	200	350
Total Current Assets	831	991
TOTAL ASSETS	$831	$991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Accounts payable	100	1,650
Accounts payable, related party	—	76,512
Total Current Liabilities	100	78,162

TOTAL LIABILITIES	100	78,162

Commitments and contingencies
(Notes 1, 2, 4 and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,312,323	1,221,685
Accumulated (Deficit)	(1,319,486)	(1,306,750)

TOTAL STOCKHOLDERS' EQUITY OR (DEFICIT)	731	(77,171)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)	$831	$991

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Revenue		$—		$—		$—		$—

Expenses:
Accounting and audit fees		5,200		5,200		5,200		5,200
Attorney fees		1,614		317		1,614		1,105
Transfer agent fees		550		350		915		943
Filing Fees		1,611		1,800		1,611		1,800
General corporate fees		—		—		750		982
Other		5		24		10		48
Total Expenses		8,980		7,691		10,100		10,078

Net Operating (Loss)		(8,980)		(7,691)		(10,100)		(10,078)

Other Expenses:
Interest Expense		1,346		1,121		2,636		2,179
Total Other Expenses		1,346		1,121		2,636		2,179

Net Other (Expense)		(1,346)		(1,121)		(2,636)		(2,179)

Net (Loss)		(10,326)		(8,812)		(12,736)		(12,257)

Per Share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Shares Outstanding		7,894,111		7,894,111		7,894,111		7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(12,736)	$(12,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	2,636	2,179
Increase (decrease) in accounts payable and accrued expenses	(1,550)	2,350
Decrease in prepaid expenses	150	337
Net Cash (Used in) Operating Activities	(11,500)	(7,391)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Advance from related party	11,490	8,025
Net Cash Provided by Financing Activities	11,490	8,025

Increase (decrease) in Cash	(10)	634

Cash, Beginning of Period	641	114

Cash, End of Period	$631	$748

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt to paid in capital	$88,002	—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

June, 30 2014 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of June 30, 2014, the statements of operations and the statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2014 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has significant recurring losses and no active business operations, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has previously financed its operations primarily through cash advances from a related party, which had advanced the Company a total of $88,002 for working capital on an “as needed” basis, including $11,490 during the six months ending June 30, 2014.

Effective June 30, 2014, the related party agreed to release the Company of debt totaling $88,002 which resulted in a reclassification of the related party debt to additional paid in capital.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

(3) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of June 30th, 2014, there were 7,894,111 shares of common stock issued and outstanding.

(4) Related Party Transactions

At December 31, 2013, the Company owed $76,512 to related parties for expenses of the Company. As of June 30, 2014, the Company owed $88,002 to related parties for the expenses of the Company.  On June 30, 2014, Sanford Schwartz and Michael Friess, the majority shareholders of both the related party and the Company, released the Company of debt totaling $88,002 resulting in a reclassification of the related party debt to additional paid in capital.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

(5) Agreement and Plan of Merger

On June 6, 2014, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”) and Fona, Inc. (“Fona”), Fona Merger Sub, Inc. (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of Fona (the “Mergers”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Mergers, Fona shall cause to be paid or issued to stockholders of record of EG as of the effective time of the Mergers, 315,550,406 newly issued shares of common stock, par value $0.001 per share of Fona giving them 88.1% of the combined company and 35,393,033 shares of Common Stock to the members of EG I giving them 9.9% of the combined company. The relative number of shares to be issued to the stockholders of EG and to the members of EG I are subject to adjustment.  The current shareholders of Fona shall retain 7,162,111 shares, or 2% of the 358,105,550 shares of the combined company that will be outstanding upon consummation of the Mergers without the impact of any reverse stock split.  The closing of the Mergers shall occur on or before December 31, 2015 (“Closing”).  EG and EG I may at any time mutually agree to change the method of effecting the business combination, including entering into an appropriate amendment to the Merger Agreement.  The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”).

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG Stockholders and EG I Members of the Merger Agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) the effectiveness of a Registration Statement on Form S-1 to register certain shares held by certain shareholders of Fona, (v) holders of either securities in EG and EG I shall not be entitled to dissenters’ or appraisal rights, (vi) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vii) the effectiveness of a one-for-twenty reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the Merger Agreement.  Pursuant to the terms of the Merger Agreement, the parties have agreed that at Closing, the Board of Directors (the “Board”) of Fona shall appoint (i) Steve B. Warnecke as Chief Executive Officer, and (ii) Walter Messier as Secretary of Fona. Each Michael Friess, Chloe DiVita and Sanford Schwartz will resign from all positions with Fona.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

The Merger Agreement contains certain termination rights for EG, EG I and Fona. The Merger Agreement may be terminated for reasons, including but not limited to, the following:  (i) the mutual consent of the parties upon a majority vote of the boards of directors of Fona and EG or the board of managers of EG I, (ii) by any party to the Merger Agreement if any required governmental approval is denied, (iii) by any party to the Merger Agreement if the Merger is not consummated on or before December 31, 2015, (iv) by the board of managers of EG I or board of directors of EG if Fona, Sub or Sub LLC enter into any binding agreement that is not contemplated by the Merger Agreement, or (v) the occurrence of a material adverse effect that individually has or could reasonably be expected to have a material adverse effect on Fona, Sub or Sub LLC.

On June 6, 2014, EG entered into certain Securities Purchase Agreement whereby Michael Friess, the Chairman of the Board, President and Chief Executive of Fona, and Sanford Schwartz, member of Fona’s Board, agreed to sell, and EG, agreed to purchase, 366,000 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $170,000. The SPA further provides that in the event the Merger Agreement is terminated, EG shall have the option to purchase an additional 1,611,475 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $10,000.

On June 6, 2014, EG entered into certain Securities Purchase Option Agreement (“Option Agreement”) whereby each Nick T. Boosalis, Desfaire, Inc. and The Boosalis Group, Inc. agreed to sell, and EG agreed to purchase, an option to purchase an aggregate of 2,252,233 shares of Common Stock, representing 28.58% of all of the issued and outstanding Common Stock of Fona for an aggregate purchase price of $30,000 (the “Option”). The Option shall be exercisable in the event that the Merger Agreement is terminated. The Option shall be exercisable for a period of six (6) months from the date of termination of the Merger Agreement. EG and EG I shall pay all expenses of Parent for the filing of the Parent’s periodic reports with the Securities and Exchange Commission and all Parent expenses associated with filing the Form S-1 and Form S-4.

On June 6, 2014, the Board appointed Steve B. Warnecke to serve as a director, Secretary, Treasurer and Chief Financial Officer of Fona.  Mr. Warnecke shall hold office until the next annual meeting of stockholders of Fona and until his successor is elected and qualified or until his earlier death, incapacity, resignations or removal.

Fona, EG, EG I and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information concerning Fona’s executive officers and directors is set forth in its annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 16, 2014.

(6) Subsequent Events

The Company has evaluated events subsequent to June 30, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the Merger Agreement, our business operations following consummation of the Mergers, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions relating to our expected business operations after consummation of the Mergers.  Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The Company generated no revenues during the period ended June 30, 2014, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At June 30, 2014, the Company had no material commitments for capital expenditures.

On June 6, 2014, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”) and Fona, Inc. (“Fona”), Fona Merger Sub, Inc. (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of Fona (the “Mergers”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Mergers, Fona shall cause to be paid or issued to stockholders of record of EG as of the effective time of the Mergers, 315,550,406 newly issued shares of common stock, par value $0.001 per share of Fona giving them 88.1% of the combined company and 35,393,033 shares of Common Stock to the members of EG I giving them 9.9% of the combined company. The relative number of shares to be issued to the stockholders of EG and to the members of EG I are subject to adjustment.  The current shareholders of Fona shall retain 7,162,111 shares, or 2% of the 358,105,550 shares of the combined company that will be outstanding upon consummation of the Mergers without the impact of any reverse stock split.  The closing of the Mergers shall occur on or before December 31, 2015 (“Closing”).  EG and EG I may at any time mutually agree to change the method of effecting the business combination, including entering into an appropriate amendment to the Merger Agreement.  The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”).

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG Stockholders and EG I Members of the Merger Agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) the effectiveness of a Registration Statement on Form S-1 to register certain shares held by certain shareholders of Fona, (v) holders of either securities in EG and EG I shall not be entitled to dissenters’ or appraisal rights, (vi) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vii) the effectiveness of a one-for-twenty reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the Merger Agreement.  Pursuant to the terms of the Merger Agreement, the parties have agreed that at Closing, the Board of Directors (the “Board”) of Fona shall appoint (i) Steve B. Warnecke as Chief Executive Officer, and (ii) Walter Messier as Secretary of Fona. Each Michael Friess, Chloe DiVita and Sanford Schwartz will resign from all positions with Fona.

The Merger Agreement contains certain termination rights for EG, EG I and Fona. The Merger Agreement may be terminated for reasons, including but not limited to, the following:  (i) the mutual consent of the parties upon a majority vote of the boards of directors of Fona and EG or the board of managers of EG I, (ii) by any party to the Merger Agreement if any required governmental approval is denied, (iii) by any party to the Merger Agreement if the Merger is not consummated on or before December 31, 2015, (iv) by the board of managers of EG I or board of directors of EG if Fona, Sub or Sub LLC enter into any binding agreement that is not contemplated by the Merger Agreement, or (v) the occurrence of a material adverse effect that individually has or could reasonably be expected to have a material adverse effect on Fona, Sub or Sub LLC.

On June 6, 2014, EG entered into certain Securities Purchase Agreement whereby Michael Friess, the Chairman of the Board, President and Chief Executive of Fona, and Sanford Schwartz, member of Fona’s Board, agreed to sell, and EG, agreed to purchase, 366,000 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $170,000. The SPA further provides that in the event the Merger Agreement is terminated, EG shall have the option to purchase an additional 1,611,475 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $10,000.

On June 6, 2014, EG entered into certain Securities Purchase Option Agreement (“Option Agreement”) whereby each Nick T. Boosalis, Desfaire, Inc. and The Boosalis Group, Inc. agreed to sell, and EG agreed to purchase, an option to purchase an aggregate of 2,252,233 shares of Common Stock, representing 28.58% of all of the issued and outstanding Common Stock of Fona for an aggregate purchase price of $30,000 (the “Option”). The Option shall be exercisable in the event that the Merger Agreement is terminated. The Option shall be exercisable for a period of six (6) months from the date of termination of the Merger Agreement. EG and EG I shall pay all expenses of Parent for the filing of the Parent’s periodic reports with the Securities and Exchange Commission and all Parent expenses associated with filing the Form S-1 and Form S-4.

On June 6, 2014, the Board appointed Steve B. Warnecke to serve as a director, Secretary, Treasurer and Chief Financial Officer of Fona.  Mr. Warnecke shall hold office until the next annual meeting of stockholders of Fona and until his successor is elected and qualified or until his earlier death, incapacity, resignations or removal.

Fona, EG, EG I and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information concerning Fona’s executive officers and directors is set forth in its annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 16, 2014.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the six months ending June 30, 2014, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

BY:	/s/ Michael Friess
Michael Friess, Chairman of the
Board, President and
Chief Executive Officer
August 19, 2014

BY:	/s/ Steve Warnecke
Steve Warnecke, Treasurer,
Secretary, Director and
Chief Financial Officer
August 19, 2014

BY:	/s/ Sanford Schwartz
Sanford Schwartz, Director,
August 19, 2014