Form 10-Q
period 2014-09-30
Fona, Inc.
filed 2014-11-14
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number: 000-54129

——————————

FONA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	41-1683548
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1026 Anaconda Drive, Castle Rock, CO 80108

(Address of principal executive offices including zip code)

(303) 513-3510

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

As of September 30, 2014, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(See note 1)
ASSETS

Current Assets:
Cash	$20	$641
Prepaid Expenses	100	350
Total Current Assets	120	991
TOTAL ASSETS	$120	$991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Accounts payable	—	1,650
Accounts payable, related parties	8,571	76,512
Total Current Liabilities	8,571	78,162

TOTAL LIABILITIES	8,571	78,162

Commitments and contingencies
(Notes 1, 2, 4, 5 and 6)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,312,323	1,221,685
Accumulated (Deficit)	(1,328,668)	(1,306,750)

TOTAL STOCKHOLDERS' EQUITY OR (DEFICIT)	(8,451)	(77,171)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)	$120	$991

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Revenue		$—		$—		$—		$—

Expenses:
Accounting and audit fees		4,689		1,200		9,889		6,400
Attorney fees		500		—		2,114		1,105
Transfer agent fees		402		402		1,317		1,345
Filing Fees		3,581		672		5,192		3,454
General corporate fees		—		—		750		—
Other		10		—		20		48
Total Expenses		9,182		2,274		19,282		12,352

Net Operating (Loss)		(9,182)		(2,274)		(19,282)		(12,352)

Other Expenses:
Interest Expense		—		1,245		2,636		3,423
Total Other Expenses		—		1,245		2,636		3,423

Net Other (Expense)		—		(1,245)		(2,636)		(3,423)

Net (Loss)		(9,182)		(3,519)		(21,918)		(15,775)

Per Share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Shares Outstanding		7,894,111		7,894,111		7,894,111		7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(21,918)	$(15,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	2,636	3,423
Increase (decrease) in accounts payable and accrued expenses	(1,650)	222
Decrease in prepaid expenses	250	437
Net Cash (Used in) Operating Activities	(20,682)	(11,693)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Advance from related party	20,061	12,095
Net Cash Provided by Financing Activities	20,061	12,095

Increase (decrease) in Cash	(621)	402

Cash, Beginning of Period	641	114

Cash, End of Period	$20	$516

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt to paid in capital	$88,002	—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

September, 30 2014 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2014, the statements of operations and the statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2014 and for all periods presented, have been made.

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has previously financed its operations primarily through cash advances from a related party, which had advanced the Company a total of $88,002 for working capital on an “as needed” basis, including $11,490 during the nine months ending September 30, 2014. Another related party advanced $8,571 for the nine months ended September 30, 2014.

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

(3) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30th, 2014, there were 7,894,111 shares of common stock issued and outstanding.

(4) Related Party Transactions

At December 31, 2013, the Company owed $76,512 to related parties for expenses of the Company. As of June 30, 2014, the Company owed $88,002 to related parties for the expenses of the Company.  On June 30, 2014, Sanford Schwartz and Michael Friess, the majority shareholders of both the related party and the Company as of June 30, 2014, released the Company of debt totaling $88,002 resulting in a reclassification of the related party debt to additional paid in capital.  For the three months ended September 30, 2014, Evolutionary Genomics, Inc., the majority shareholder of the Company as of September 30, 2014, advanced $8,571 in payment of expenses on behalf of the Company.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG Stockholders and EG I Members of the Merger Agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) the effectiveness of a Registration Statement on Form S-1 to register certain shares held by certain shareholders of Fona, (v) holders of either securities in EG and EG I shall not be entitled to dissenters’ or appraisal rights, (vi) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vii) the effectiveness of a one-for-twenty reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the Merger Agreement.  Pursuant to the terms of the Merger Agreement, the parties have agreed that at Closing, the Board of Directors (the “Board”) of Fona shall appoint (i) Steve B. Warnecke as Chief Executive Officer, and (ii) Walter Messier as Secretary of Fona. Each Michael Friess, Chloe DiVita and Sanford Schwartz would resign from all positions with Fona.

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

On June 6, 2014, EG entered into certain Securities Purchase Agreement (the “First SPA”) whereby Michael Friess, the Chairman of the Board, President and Chief Executive of Fona, and Sanford Schwartz, member of Fona’s Board, agreed to sell, and EG, agreed to purchase, 366,000 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $145,000. The First SPA further provides that in the event the Merger Agreement is terminated, EG shall have the option to purchase an additional 1,611,475 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $10,000.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

Fona, EG, EG I and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information concerning Fona’s prior executive officers and directors is set forth in its annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 16, 2014.

(6) Change of Control

On October 1, 2014, Evolutionary Genomics entered into a Securities Purchase Agreement (the “Second SPA”) with Michael Friess, Sanford Schwartz, Nick Boosalis, Desfaire, Inc. and The Boosalis Group, Inc., pursuant to which, in consideration of $110,000, Evolutionary Genomics purchased, in the aggregate, 5,201,423 shares (the “Shares”) of the Company’s Common Stock. Mr. Warnecke, the Company’s Chief Financial Officer, Treasurer Secretary and a Director prior to the Second SPA, is the Chief Executive Officer of Evolutionary Genomics and holder of 782,539 shares of the Series B-2 Preferred Stock, representing 64.2% of the issued and outstanding shares of preferred stock of Evolutionary Genomics, and 1,032,780 shares of commons stock, or 26.8% of the issued and outstanding common stock of Evolutionary Genomics.

As a result of the Second SPA, there was a change in control of the Company. Evolutionary Genomics currently owns 5,933,423 shares of the Company’s Common Stock, or 75.16%. The source of the funds for the purchase price for the shares of Common Stock was the working capital of Evolutionary Genomics. Other than the consummation of the Agreement and Plan of Merger dated June 6, 2014 by and among Evolutionary Genomics, EG I, LLC, a Colorado limited liability company, the Company, Fona Merger Sub, Inc., a Delaware corporation and Fona Merger Sub, LLC, a Colorado limited liability company (the “Merger Agreement”), there are no plans or proposals which relate to, or could result in, a further change in control at this time. The Company and the Board may, at any time and from time to time, review or reconsider their position, change their purpose or formulate plans or proposals with respect to a change in control.

Simultaneously with the closing of the Second SPA, and in conjunction with the change in control referenced in the prior paragraph, (i) Virginia Orndorff and Mark Boggess were appointed as directors of the Company by the Board, effective 10 days after an information statement on Schedule 14F-1 is mailed to the Company’s shareholders (mailed on October 17, 2014), (ii) Messrs. Friess and Schwartz’s resigned as directors and officers of the Company, effective immediately and (iii) Steve B. Warnecke was appointed as Chief Executive Officer and Walter Messier was appointed Secretary and Treasurer, effective immediately.

On June 6, 2014, in conjunction with the First SPA, Evolutionary Genomics entered into the Friess-Schwartz Option and the Boosalis Option. On October 1, 2014, as part of the Second SPA, such options were cancelled.

(7) Subsequent Events

The Company has evaluated events subsequent to September 30, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements, other than items referred to in Note 6.

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

The Company generated no revenues during the period ended September 30, 2014, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At September 30, 2014, the Company had no material commitments for capital expenditures.

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

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG Stockholders and EG I Members of the Merger Agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) the effectiveness of a Registration Statement on Form S-1 to register certain shares held by certain shareholders of Fona, (v) holders of either securities in EG and EG I shall not be entitled to dissenters’ or appraisal rights, (vi) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vii) the effectiveness of a one-for-twenty reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the Merger Agreement.  Pursuant to the terms of the Merger Agreement, the parties have agreed that at Closing, the Board of Directors (the “Board”) of Fona shall appoint (i) Steve B. Warnecke as Chief Executive Officer, and (ii) Walter Messier as Secretary of Fona. Each Michael Friess, Chloe DiVita and Sanford Schwartz would resign from all positions with Fona.

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

On June 6, 2014, EG entered into certain Securities Purchase Agreement (the “First SPA”) whereby Michael Friess, the Chairman of the Board, President and Chief Executive of Fona, and Sanford Schwartz, member of Fona’s Board, agreed to sell, and EG, agreed to purchase, 366,000 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $145,000. The First SPA further provides that in the event the Merger Agreement is terminated, EG shall have the option to purchase an additional 1,611,475 shares of Common Stock from each Messrs Friess and Schwartz for an aggregate purchase price consideration of $10,000.

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

Fona, EG, EG I and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information concerning Fona’s prior executive officers and directors is set forth in its annual report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 16, 2014.

On October 1, 2014, Evolutionary Genomics entered into a Securities Purchase Agreement (the “Second SPA”) with Michael Friess, Sanford Schwartz, Nick Boosalis, Desfaire, Inc. and The Boosalis Group, Inc., pursuant to which, in consideration of $110,000, Evolutionary Genomics purchased, in the aggregate, 5,201,423 shares (the “Shares”) of the Company’s Common Stock. Mr. Warnecke, the Company’s Chief Financial Officer, Treasurer Secretary and a Director prior to the Second SPA, is the Chief Executive Officer of Evolutionary Genomics and holder of 782,539 shares of the Series B-2 Preferred Stock, representing 64.2% of the issued and outstanding shares of preferred stock of Evolutionary Genomics, and 1,032,780 shares of commons stock, or 26.8% of the issued and outstanding common stock of Evolutionary Genomics.

As a result of the Second SPA, there was a change in control of the Company. Evolutionary Genomics currently owns 5,933,423 shares of the Company’s Common Stock, or 75.16%. The source of the funds for the purchase price for the shares of Common Stock was the working capital of Evolutionary Genomics. Other than the consummation of the Agreement and Plan of Merger dated June 6, 2014 by and among Evolutionary Genomics, EG I, LLC, a Colorado limited liability company, the Company, Fona Merger Sub, Inc., a Delaware corporation and Fona Merger Sub, LLC, a Colorado limited liability company (the “Merger Agreement”), there are no plans or proposals which relate to, or could result in, a further change in control at this time. The Company and the Board may, at any time and from time to time, review or reconsider their position, change their purpose or formulate plans or proposals with respect to a change in control.

Simultaneously with the closing of the Second SPA, and in conjunction with the change in control referenced in the prior paragraph, (i) Virginia Orndorff and Mark Boggess were appointed as directors of the Company by the Board, effective 10 days after an information statement on Schedule 14F-1 is mailed to the Company’s shareholders (mailed on October 17, 2014), (ii) Messrs. Friess and Schwartz’s resigned as directors and officers of the Company, effective immediately and (iii) Steve B. Warnecke was appointed as Chief Executive Officer and Walter Messier was appointed Secretary and Treasurer, effective immediately.

On June 6, 2014, in conjunction with the First SPA, Evolutionary Genomics entered into the Friess-Schwartz Option and the Boosalis Option. On October 1, 2014, as part of the Second SPA, such options were cancelled.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the nine months ending September 30, 2014, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three-month period covered by this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

101	XBRL Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

BY:	/s/ Steve B Warnecke
Steve B Warnecke
Chief Executive Officer and Chief Financial Officer

November 14, 2014