Form 10-K
period 2014-12-31
Fona, Inc.
filed 2015-03-05
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54129

FONA, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4369698
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1026 Anaconda Drive, Castle Rock, CO 80108
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (303) 513-3510

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☑ Yes   ☐ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of December 31, 2014 was $352,924 based on the closing price on the last day of trading prior to December 31, 2014.

Shares outstanding as of December 31, 2014 was 7,894,111 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Cautionary Statement Regarding Forward-Looking Information

This report includes “forward-looking statements” that are subject to risks, uncertainties and other factors, including the risk that the Mergers will not be consummated, as the Mergers are subject to certain closing conditions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding the expected timing of the completion of the mergers and to complete the mergers considering the various closing conditions; continued compliance with government regulations, changing legislation or regulatory environments; any statements of expectation or belief and any statements of assumptions underlying any of the foregoing. These risks, uncertainties and other factors, and the general risks associated with the businesses of the Company described in the reports and other documents filed with the SEC, could cause actual results to differ materially from those referred to in the forward-looking statements.  The Company cautions readers not to rely on these forward-looking statements.  All forward-looking statements are based on information currently available to the Company and are qualified in their entirety by this cautionary statement.  The Company anticipates that subsequent events and developments may cause its views to change.  The information contained in this report speaks as of the date hereof and the Company has or undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise unless required by law.

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

On March 3, 2009, the shareholders also approved and ratified a January 22, 2008 Assignment Agreement under which the Company assigned the software and other rights relating to its Rent411 services, including the license with Desfaire, Inc. and substantially all of its worldwide copyrights, trademarks and other assets, consisting of fully depreciated office equipment and furniture with nominal market value, to The Boosalis Group, Inc., a company owned by Nick T. Boosalis, in consideration for which The Boosalis Group, Inc. assumed outstanding indebtedness of the Company totaling $34,714 and the issuance of a total of 1,980,834 shares of the Company’s common stock, including: 498,237 shares approved in December 2007 and 39,957 in December 2008 to Nick T. Boosalis for forgiveness of loans to the Company in the aggregate principal amount of $74,735 and $5,994, respectively; 322,047 shares approved in December 2007 to Richard Dillon, a former officer and director of the Company, for forgiveness of loans to the Company totaling $48,307; and 1,100,000 shares approved in December 2007 to Desfaire, Inc. for a cash payment of $11,000 and the payment on behalf of the Company of software development costs of more than $125,000.

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

On June 6, 2014, Evolutionary Genomics, Inc. (“Evolutionary Genomics”) entered into a Securities Purchase Agreement (the “First SPA”) whereby Michael Friess, the former Chairman of the Board, President and Chief Executive of the Company and Sanford Schwartz, member of the Company’s Board of Directors, agreed to sell, and Evolutionary Genomics, agreed to purchase, 366,000 shares of Common Stock from each of Messrs. Friess and Schwartz for an aggregate purchase price consideration of $145,000.  The First SPA further gave Evolutionary Genomics an option to purchase an additional 1,611,475 shares of Common Stock from each of Messrs. Friess and Schwartz for an aggregate purchase price consideration of $10,000 (the “Friess-Schwartz Option”).

In conjunction with the First SPA, Evolutionary Genomics entered into a Securities Purchase Option Agreement with Nick Boosalis, a shareholder of the Company, Desfaire, Inc., a Minnesota corporation and affiliate of Nick Boosalis, and The Boosalis Group, Inc., a Minnesota corporation and also an affiliate of Nick Boosalis, for the purchase of an option to acquire an aggregate of 2,252,233 shares of Common Stock (the “Boosalis Option”).

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

Other than the consummation of the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 by and among Evolutionary Genomics, EG I, LLC, a Colorado limited liability company, the Company, Fona Merger Sub, Inc., a Delaware corporation and Fona Merger Sub, LLC, a Colorado limited liability company (the “Merger Agreement”), there are no plans or proposals which relate to, or could result in, a further change in control at this time.  The Company and the Board may, at any time and from time to time, review or reconsider their position, change their purpose or formulate plans or proposals with respect to a change in control.

Following the closing of the Second SPA, (i) Virginia Orndorff and Mark Boggess were appointed as directors of the Company, (ii) Messrs. Friess and Schwartz’s voluntarily resigned as officers and directors of the Company, (iii) Steve B. Warnecke, the Company’s Chief Financial Officer, was appointed the Company’s President, Chief Executive Officer and Chairman of the Board and (iv) Walter Messier was appointed the Company’s Secretary and Treasurer.  Further, on October 1, 2014 as a part of the Second SPA the Friess-Schwartz Option and the Boosalis Option were cancelled.

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

The Company maintains headquarters at the office of its Chief Executive Officer. The Company does not maintain a Web site. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

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

GENERAL BUSINESS PLAN

At this time, the Company' intends to execute on the transactions contemplated in the Amended and Restated Agreement and Plan of Merger dated March 2, 2015.  There can be no guarantee that those transactions will be completed.  If those transactions are not completed the Company will seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who seek or which desire to seek the perceived advantages of an Exchange Act registered corporation. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company will continue to incur legal and accounting costs, including the costs of preparing Form 8-K's, 10-K's and 10-Q's, agreements and related reports and documents. With limited resources, the Company relies on advances from its largest shareholder, Evolutionary Genomics, Inc. to fund those costs.  There can be no guarantee that Evolutionary Genomics, Inc. will continue to make such advances.

Evolutionary Genomics, LLC was formed on May 1, 2000 as a Colorado limited liability company for the purpose of developing and implementing a unique approach to identification of genes that control commercially valuable traits in crop plants and for use in human healthcare. On June 6, 2007, Evolutionary Genomics, LLC entered into a merger agreement with Evolutionary Genomics, Inc., a Delaware Corporation and Evolutionary Genomics Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Evolutionary Genomics, Inc. resulting in Evolutionary Genomics, Inc. becoming the surviving entity. The merger became effective on July 31, 2007. Virginia Orndorff was Chief Executive Officer of Evolutionary Genomics through November 17, 2010 when Steve B. Warnecke was appointed by the Board of Directors as Chief Executive Officer. Ms. Orndorff remains as a member of the Board of Directors of Evolutionary Genomics.

EG I is a Colorado limited liability company formed on September 1, 2010. Combining both class A and class B interests, Evolutionary Genomics has 15.5% of the total 2,496,000 interests of EG I. The class A interests are entitled to receive 100% return of capital prior to any distribution to class B interests. EG I was formed to engage in research and commercialization of agricultural genetics and to engage in any related lawful business permitted by the Colorado Limited Liability Act. Evolutionary Genomics entered into a License and Service Agreement on October 14, 2010 with EG I under which Evolutionary Genomics will license certain patents, provide intellectual property and perform research services with the goal of identifying genes for the breeding, improvement and development of soybean plants.

COMPETITION

If the merger is not consummated, the Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 1A. RISK FACTORS

A. Conflicts of Interest. There are certain conflicts of interest between us, our officers and directors and our majority shareholder, Evolutionary Genomics, Inc. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

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

C. Regulation of Penny Stocks. Our securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

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

E. No Assurance of Success or Profitability. There is no assurance that we will consummate the transactions contemplated in the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 or acquire any other business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

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

G. Indemnification of Officers and Directors. Our Articles of Incorporation provide that we will indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

H. Dependence Upon Outside Advisors. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

I. Competition. If the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 are not consummated, the search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which we may become interested.

J. No Foreseeable Dividends. We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

K. Loss of Control by Present Management and Shareholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired, an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership by our current shareholders.

L. Limited Public Market Exists. There is only a very limited public market for our common stock, and no assurance can be given that an active market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of our securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

M. Concerns regarding the current economic situation. The United States and the global business community have experienced periods of instability that may effect our ability to successfully complete a business combination.

N. Risks Associated with the Merger. In addition to other information included in this report, you should consider all of the risks relating to the proposed merger and our operations following the business combination including but not limited to:

1)

If the Mergers are consummated, we may require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern;

2)

We have relied on the availability of grant funding to fund some of our research efforts and our inability to compete successfully for these limited grant funding opportunities may significantly affect our results of operations and our ability to complete research projects;

3)

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect profitability or restrict our ability to do business;

4)

Genes that we have discovered and may discover in the future with expected desirable impact on traits may, upon further research and field trials, be revealed to also have undesirable impact on traits;

5)

Others may find additional genes or other methods of accomplishing the same desired outcome that our biotechnology does, rendering our biotechnology less valuable or commercializable;

6)

The successful development of our research efforts and commercialization of our biotechnology will be necessary for our growth and profitability;

7)

We rely heavily on our founder, Walter Messier, our current Chief Technology Officer. The loss of his services would have a material adverse effect upon us and our business and prospects;

8)

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations;

9)

The cannabis industry, in which we hope to compete in the future, is relatively new, rapidly changing and subject to conflicting regulatory issues and it is very difficult to identify and describe all of the risks related to operating within this industry;

10)

Our investments in other entities may not be successful or may be illiquid for many years;

11)

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business;

12)

Competition in agricultural biotechnology has significantly affected and will continue to affect our revenue and results of operations;

13)

Our customers are subject to extensive regulation affecting their use of our biotechnology, which may affect our revenue and profitability;

14)

The degree of public acceptance or perceived public acceptance of products made from our biotechnology can affect our sales and results of operations by affecting planting approvals, regulatory requirements and farmer purchase decisions;

15)

We are dependent upon other companies to integrate biotechnology that we have licensed to them into their breeding operations for our future license revenue; and

16)

The biotechnology industry is subject to rapid technological change, and if we fail to keep up with such change, our results of operations and financial condition could be adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 1026 Anaconda Drive, Castle Rock, CO  80108, which is the address of the office of its Chief Executive Officer. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a part to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities.  As of March 2, 2014 the Company’s securities were included on the bulletin board under the symbol FNAM. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of March 2, 2015, 841,591 of the Company’s outstanding shares were eligible for transfer without registration under the Securities Act.

As of March 2, there were approximately 197 holders of the Company's Common Stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended
	December 31,
	2014	2013

Revenues	$—	$—
Expenses	(27,139)	(19,260)
Net loss	(27,139)	(19,260)
Assets	—	991
Liabilities	13,672	78,162
Shareholder Deficit	(13,672)	(77,171)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

The Company generated no revenues during the years ended December 31, 2014 and 2013, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company’s business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until the conclusion of a merger or acquisition, if any.

At December 31, 2014, the Company had no material commitments for capital expenditures.

General

At this time, the Company' intends to execute on the transactions contemplated in the Amended and Restated Agreement and Plan of Merger dated March 2, 2015.  There can be no guarantee that those transactions will be completed.  If those transactions are not completed the Company will seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who seek or which desire to seek the perceived advantages of an Exchange Act registered corporation. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company will continue to incur legal and accounting costs, including the costs of preparing Form 8-K's, 10-K's and 10-Q's, agreements and related reports and documents. With limited resources, the Company relies on advances from its largest shareholder, Evolutionary Genomics, Inc. to fund those costs.  There can be no guarantee that Evolutionary Genomics, Inc. will continue to make such advances.

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At December 31, 2014 the Company had an accumulated deficit (including accumulated deficit during the development stage) of ($1,333,889) and a working capital deficit ($13,672). The report of the Company’s registered public accountants for the financial statements for the year ended December 31, 2014 included a going concern qualification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See pages F-1 through F-12.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name	Age	Position

Steve B Warnecke	58	Chairman of the Board President, CEO
Walter Messier	59	Secretary and Treasurer
Mark Boggess	54	Director
Virginia Orndorff	64	Director

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of Fona on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Since November 2012, Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. and Senior Vice President of Children’s Hospital Colorado Foundation and Chairman of Children’s Partners Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He also is a member of the Board of Directors of CereScan and Bone Biologics, Inc. Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. in 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, Chief Financial Officer for The Children’s Hospital Foundation from 2003 to 2008, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979. The Fona board believes Mr. Warnecke is well qualified to serve on the Fona board due to his service on public company boards and financial and accounting background.

Virginia Orndorff was appointed as a director of the Company on October 1, 2014. She has served as a member of the Evolutionary Genomics board of directors since 2000. Ms. Orndorff was appointed Executive Director, Chief Executive Officer and Director of the Colorado Institute for Drug, Device and Diagnostic Development. Since 2012 Ms. Orndorff has served as Chief Executive Officer of SixOne Solutions, LLC, an early-stage oncology company. She also currently serves on Colorado’s State Board of Pharmacy since 2012. She served as Chief Executive Officer and President of Evolutionary Genomics from 2000 to 2010. From 1997 to 2000, Ms. Orndorff served as Vice President then President and Chief Executive Officer of GenoPlex, Inc. of Denver and served as Director of Technology/Business Development of NeXstar Pharmaceuticals, Inc. of Boulder, Colorado, from 1993 to 1997. From 1989 to 1993 she served as the Director of Biotechnology Programs for the Colorado Advanced Technology Institute in Denver. Ms. Orndorff was employed by the Georgia Institute of Technology as Manager of a biotechnology start-up incubator (the Health Science Technology Center) from 1987 to 1989; prior to that for eight years by Genex Corporation of Gaithersburg, Maryland, first as a Laboratory Supervisor then as Manager of Technology Assessment. From 1975 to 1979, Ms. Orndorff had served as a Microbiologist at Stanford Research Institute. She received a BA in Biology from the University of California at Santa Cruz, an MA in Microbiology from California State University at San Jose, and an MBA from Loyola College (where she graduated second in her class). The Fona board believes Ms. Orndorff is well qualified to serve on the Fona board due to her scientific background as well as her experience at both the operational and board levels in several companies.

Mark Boggess, Ph.D. was appointed as a director of the Company on October 1, 2014. He has served as a director of Evolutionary Genomics since 2009. Dr. Boggess has a diverse background in the animal sciences and animal industries. Born and raised on a typical Iowa farm, he served as a swine and beef cattle extension specialist with the University of Idaho in Twin Falls from 1990 to 1994 he was responsible for all swine extension and educational programming and served as the animal breeding resource specialist for the University beef extension team. From 1994 to 2004, Dr. Boggess served as President of Salmon Creek Farms, LLC where was responsible for development of the Salmon Creek Farms Natural Pork program and branded product line, at Independent Meat Company in Twin Falls, ID. From 2004 to 2009, Dr. Boggess assumed the position of Director of Animal Science for the National Pork Board where he was responsible for program direction and industry funding coordination for research in pork quality; nutritional efficiency; sow lifetime productivity; genomics-genetics; alternatives to antimicrobials; production-management systems and bio-technology. Dr. Boggess also served as the National Pork Board liaison for animal science to producers, academia, media, regulators and the National Pork Producers Council and directed numerous pork industry based advisory groups. From 2009 to 2014, Dr. Boggess served as the National Program Leader for Food Animal Production and the National Program Leader for Pasture, Forage and Rangeland Systems for the USDA Agriculture Research Service in Beltsville, Maryland. In this role, Dr. Boggess directed ARS research for diverse programs in genetics and genomics, nutrition, reproductive physiology, animal welfare and meat quality. Dr. Boggess also directed research to improve pasture and rangeland management practices and land-use strategies, improve and restore the ecology of western rangelands and improve the capacity and efficiency of forage based food animal production systems. Currently, Dr. Boggess serves as the Director of the U.S. Dairy Forage Research Center in Madison, WI. The USDFRC is unique in the world in that research programs are fully integrated and include research and expertise in soil science/ecology, forage breeding and management, forage handling and environmental engineering, animal nutrition, animal genetics/genomics, nutrient cycling/waste management, and dairy systems sustainability and management. In this role Dr. Boggess manages and directs the research programs for 21 scientists and approximately 75 support staff. The USDFRC includes two research farms in rural Wisconsin as well as offices and laboratories on the campus of the University of Wisconsin. Dr. Boggess attended Iowa State University receiving a BS degree in Animal Science in 1983. After receiving an MS degree from Cornell University with a major in Animal Breeding in 1985, Dr. Boggess returned to Iowa State University, receiving his PhD in 1990, also in Animal Breeding. The Fona board believes Dr. Boggess is well qualified to serve on the Fona board due to his extensive operational and management background in the animal sciences and animal industries.

Walter Messier, Ph.D. was appointed Secretary and Treasurer of the Company on October 1, 2014. He is a Founder of Evolutionary Genomics and has served as its Chief Technology Officer since 2000 and has served as its Secretary since 2007. Dr. Messier has published in such prestigious scientific journals as Nature, Nature Medicine, Current Biology, and Science. Dr. Messier is recognized as an authority on the use and interpretation of Ka/Ks algorithms. Dr. Messier’s research on the detection of molecular-level positive selection in the primates is well known. In addition to the research programs Dr. Messier developed and spearheads at Evolutionary Genomics, he is currently collaborating with colleagues in several areas, including identification and validation of novel targets for breast cancer therapeutics, identification and validation of novel targets for HIV/AIDS therapeutics, the role of molecular Darwinian selection in human speciation, and creation of more powerful algorithms for the detection of molecular Darwinian selection. Dr. Messier received his Masters of Science from the State University of New York at New Paltz, and his Ph.D. from the University of Albany (State University of New York).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 2, 2015 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address	or Controlled	Owned

Evolutionary Genomics, Inc. (1)	5,933,423	75.16%
1026 Anaconda Drive
Castle Rock, CO 80108

Steve B. Warnecke	5,933,423(1)	75.16%
1026 Anaconda Drive
Castle Rock, CO 80108

Virginia Orndorff	— (2)
1026 Anaconda Drive
Castle Rock, CO 80108

Mark Boggess	— (3)
1026 Anaconda Drive Castle Rock, CO 80108

Walter Messier	— (4)
1026 Anaconda Drive
Castle Rock, CO 80108

Richard Dillon	576,571	7.30%
703 Oakland Ave
St. Paul, MN 55102

All Officers and Directors as a Group (1)	5,933,423	75.16%

———————

(1)

In addition to his role as Chief Executive Officer and Chairman of the Board of the Company, Mr. Warnecke is the Chief Executive Officer of Evolutionary Genomics and holder of 782,539 shares of the Series B-2 Preferred Stock, representing 64.2% of the issued and outstanding shares of preferred stock of Evolutionary Genomics, and 1,104,596 shares of commons stock, or 28.7% of the issued and outstanding common stock of Evolutionary Genomics. Mr. Warnecke disclaims beneficial ownership of the reported securities owned by Evolutionary Genomics except to the extent of his pecuniary interest therein, and this report shall not be deemed an admission of beneficial ownership of such securities for any purpose.

(2)

Ms. Orndorff is a Director of the Company.

(3)

Dr. Boggess is a Director of the Company.

(4)

Dr. Messier is the Company’s Treasurer and Secretary.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s officers and directors are also the officers and directors of Evolutionary Genomics, Inc. with whom the Company has entered into the Amended and Restated Agreement and Plan of Merger dated March 2, 2015. Mr. Warnecke is Evolutionary Genomics, Inc.’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 782,539 shares, or 64.2% of the Series B-2 Preferred Stock outstanding and 1,104,596 shares or 28.7% of the Common Stock outstanding as of December 31, 2014.

Mr. Warnecke is also 100% owner of Sixty-Five Roses Ranch, Inc. which acts as the Managing Member of EG I, LLC, which is a party to the Amended and Restated Agreement and Plan of Merger dated March 2, 2015.  As of December 31, 2014, Mr. Warnecke’s ownership, either directly or indirectly of EG I, LLC  consisted of 495,772 of the 3,056,000 class A interests and Sixty-Five Roses Ranch, Inc. owned 169,778 of the 727,619 class B interests.

We maintain a mailing address at the offices of our chief executive officer, Steve B. Warnecke, located at 1026 Anaconda Drive, Castle Rock, CO  80108 for which we pay no rent. We anticipate that following the consummation of a business combination with an acquisition candidate, our office will be moved, but cannot predict future office or facility arrangements with our officers, directors or affiliates.

Although we have no current plans to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by our largest shareholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current shareholders, or requiring the future employment of specified officers and payment of salaries to them. Any payment to current shareholders in the context of an acquisition in which we are involved would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant, Schumacher & Associates, Inc., for the audit of our annual financial statements and quarterly reviews were $10,500 and $7,600, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2013 and 2012 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

There were no fees billed during the years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2014 and 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Agreement and Plan of Merger
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Section 13(a) of the Securities Exchange Act of 1934
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

*

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report shall be deemed furnished and not filed.

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fona, Inc.

March 4, 2015	By:	/s/ Steve Warnecke
Steve Warnecke
President, Chief Executive Officer, Chief Financial Officer and a director

March 4, 2015	By:	/s/ Walter Messier
Walter Messier
Treasurer, Secretary

March 4, 2015	By:	/s/ Mark Boggess
Mark Boggess
Director

March 4, 2015	By:	/s/ Virginia Orndorff
Virginia Orndorff
Director

INDEX TO FINANCIAL STATEMENTS

FONA, INC.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fona, Inc.

We have audited the accompanying balance sheets of Fona, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fona, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the two years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

March 2, 2015

FONA, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$—	$641
Prepaid Expenses	—	350
Total Current Assets	—	991

TOTAL ASSETS	$—	$991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$—	$1,650
Accounts payable, related parties	13,672	76,512
Total Current Liabilities	13,672	78,162

TOTAL LIABILITIES	13,672	78,162

Commitments and contingencies (Notes 1, 2, 3, 4 and 6)

Stockholders' (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding	7,894	7,894
Additional paid-in capital	1,312,323	1,221,685
Accumulated (deficit)	(1,333,889)	(1,306,750)

TOTAL STOCKHOLDERS' (DEFICIT)	(13,672)	(77,171)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$—	$991

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014		2013

Revenues		$—		$—

Operating Expenses:
Accounting and audit fees		12,210		7,600
Attorney fees		2,228		1,105
Filing fees		6,698		3,307
General corporate fees		750		750
Printing and mailing costs		—		—
Transfer agent fees		2,576		1,745
Other		41		48
Total Expenses		24,503		14,555

Net Operating (Loss)		(24,503)		(14,555)

Other Expenses:
Interest Expense		2,636		4,705
Total Other Expenses		2,636		4,705

Net Other (Expense)		(2,636)		(4,705)

Net (Loss)		(27,139)		(19,260)

Per Share	$	Nil	$	Nil

Weighted Average Shares Outstanding		7,894,111		7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the years ended December 31, 2014 and 2013

				Additional
	Preferred	Common Stock		Paid In	Accumulated
	Stock	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	—	7,894,111	7,894	1,216,980	(1,287,490)	(62,616)

Imputed Interest	—	—	—	4,705	—	4,705
Net loss-year ended December 31, 2013	—	—	—	—	(19,260)	(19,260)
Balance at December 31, 2013	—	7,894,111	$7,894	1,221,685	(1,306,750)	(77,171)
Imputed Interest	—	—	—	2,636	—	2,636
Forgiveness of Debt	—	—	—	88,002	—	88,002
Net loss-year ended December 31, 2014	—	—	—	—	(27,139)	(27,139)
Balance at December 31, 2014	$—	7,894,111	$7,894	$1,312,323	$(1,333,889)	$(13,672)

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

FONA, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss)	$(27,139)	$(19,260)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	2,636	4,705
(Decrease) increase in accounts payable and accrued expenses	(1,650)	1,200
Decrease in prepaid expenses	350	187

Net Cash (Used in) Operating Activities	(25,803)	(13,168)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Sale of common stock	—	—
Advances (net) from related parties	25,162	13,695

Net Cash Provided by Financing Activities	25,162	13,695

(Decrease) Increase in Cash	(641)	527

Cash, Beginning of Period	641	114

Cash, End of Period	$—	$641

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Debt forgiveness	$88,002	$—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Fona, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated as Fonahome Corporation in 1990 under the laws of the State of Minnesota. On March 3, 2009, the Company held a shareholder meeting approving a migratory merger to Nevada and a name change to Fona, Inc., which became effective March 24, 2010.

The Company initially developed and marketed an interactive information and advertising service, but ceased all major operations in December, 1999. Currently the Company plans to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Effective August 1, 2008, the Company commenced activities to become a reporting company with the Securities and Exchange Commission (“SEC”) with the intention to become a publicly trading company.

On March 2, 2015, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”) and the Company, Fona Merger Sub, Inc. (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of the Company (the “Mergers”).

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

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(1) Summary of Accounting Policies, Continued

In view of these matters, continued operations of the Company is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has financed its operations primarily through cash advances from related parties, which has advanced the Company a total of $11,674 for working capital on an “as needed” basis, including $25,162 during the year ended December 31, 2014. There is no assurance that these advances will continue in the future.

The Company has entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 and believes that consummating this merger provides an opportunity for the Company to continue as a going concern.

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15 in August 2014 regarding disclosure of uncertainties about an entity’s ability to continue as a going concern.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 in June 2014 which eliminated certain financial reporting requirements for development stage companies.  This update was required to become effective for the Company as of the first annual period beginning after December 15, 2014 and early adoption is permitted.  The Company elected early adoption of this update.

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

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(1) Summary of Accounting Policies, Continued

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

(k) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(l) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(m) Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2032, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before December 31, 2011.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(2) Income Taxes, Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2013	605,810	Various	112,075	(112,075)	(3,563)	—
December 31, 2014	354,403	Various	65,565	(65,565)	46,510	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

The change in valuation allowance for the year ended December 31, 2014 was primarily a result of the change in value of the Company resulting from the change of control under the Agreement and Plan of Merger dated June 6, 2014, partially offset by the net loss for the year ended December 31, 2014.

(3) Related Party Transactions

The Company’s officers and directors are also the officers and directors of Evolutionary Genomics, Inc. with whom the Company has entered into the Amended and Restated Agreement and Plan of Merger dated March 2, 2015. Mr. Warnecke is the Evolutionary Genomics, Inc.’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 782,539 shares, or 64.2% of the Series B-2 Preferred Stock outstanding and 1,104,596 shares or 28.7% of the Common Stock outstanding as of December 31, 2014.

Mr. Warnecke is also 100% owner of Sixty-Five Roses Ranch, Inc. which acts as the Managing Member of EG I, LLC, which is a party to the Amended and Restated Agreement and Plan of Merger dated March 2, 2015.  As of December 31, 2014, Mr. Warnecke’s ownership, either directly or indirectly of EG I, LLC  consisted of 495,772 of the 3,056,000 class A interests and Sixty-Five Roses Ranch, Inc. owned 169,778 of the 727,619 class B interests.

The Company maintains a mailing address at the offices of its chief executive officer, Steve B. Warnecke, located at 1026 Anaconda Drive, Castle Rock, CO  80108 at no cost to the Company.

At December 31, 2013, the Company owed $76,512 to related parties for expenses of the Company. As of June 30, 2014, the Company owed $88,002 to related parties for the expenses of the Company.  On June 30, 2014, Sanford Schwartz and Michael Friess, the former majority shareholders of both the related party and the Company as of June 30, 2014, released the Company of debt totaling $88,002 resulting in a reclassification of the related party debt to additional paid in capital.  For the six months ended December 31, 2014, Evolutionary Genomics, Inc., the majority shareholder of the Company as of December 31, 2014, advanced $13,672 in payment of expenses on behalf of the Company. The advances are uncollateralized, bear no interest and are due on demand.

(4) Amended and Restated Agreement and Plan of Merger

On June 6, 2014, the Company, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”), Fona Merger Sub, Inc., (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”) entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of the Company.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(4) Amended and Restated Agreement and Plan of Merger, Continued

Pursuant to the terms of the Merger Agreement, at the effective time of the Mergers, the Company shall cause to be paid or issued to stockholders of record of EG as of the effective time of the Mergers, 308,821,675 newly issued shares of common stock, par value $0.001 per share of the Company giving them 86.2% of the combined company and 47,323,188 shares of Common Stock to the members of EG I giving them 13.3% of the combined company. The original shareholders of the Company shall retain 1,960,688 shares, or .5% (or one-half of one percent) of the combined company.  The closing of the Mergers shall occur on or before December 31, 2015 (“Closing”).  EG and EG I may at any time mutually agree to change the method of effecting the business combination, including entering into an appropriate amendment to the Merger Agreement.  The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”).

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG Stockholders and EG I Members of the Merger Agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in the Company’s registration statement on Form S-4, (iv) the effectiveness of a Registration Statement on Form S-1 to register certain shares held by certain shareholders of Company, (v) holders of either securities in EG and EG I shall not be entitled to dissenters’ or appraisal rights, (vi) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vii) the effectiveness of a 1 for 60.8826565 shares reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for EG, EG I and the Company. The Merger Agreement may be terminated for reasons, including but not limited to, the following:  (i) the mutual consent of the parties upon a majority vote of the boards of directors of the Company and EG or the board of managers of EG I, (ii) by any party to the Merger Agreement if any required governmental approval is denied, (iii) by any party to the Merger Agreement if the Merger is not consummated on or before December 31, 2015, (iv) by the board of managers of EG I or board of directors of EG if the Company, Sub or Sub LLC enter into any binding agreement that is not contemplated by the Merger Agreement, or (v) the occurrence of a material adverse effect that individually has or could reasonably be expected to have a material adverse effect on the Company, Sub or Sub LLC.

On June 6, 2014, the Company entered into a Securities Purchase Agreement (the “First SPA”) whereby Michael Friess, the Chairman of the Board, President and Chief Executive of the Company and Sanford Schwartz, member of the Company’s Board of Directors, agreed to sell, and EG, agreed to purchase, 366,000 shares of common stock from each of Messrs. Friess and Schwartz for an aggregate purchase price consideration of $145,000.  The First SPA further gave EG an option to purchase an additional 1,611,475 shares of common stock from each of Messrs. Friess and Schwartz for an aggregate purchase price consideration of $10,000 (the “Friess-Schwartz Option”).

In conjunction with the First SPA, EG entered into a securities purchase agreement with Nick Boosalis, a shareholder of Company, Desfaire, Inc., a Minnesota corporation and affiliate of Nick Boosalis, and The Boosalis Group, Inc., a Minnesota corporation and also an affiliate of Nick Boosalis, for the purchase of an option to acquire an aggregate of 2,252,233 shares of common stock of the Company (the “Boosalis Option”).

On October 1, 2014, EG entered into a Securities Purchase Agreement (the “Second SPA”) with Michael Friess, Sanford Schwartz, Nick Boosalis, Desfaire, Inc. and The Boosalis Group, Inc., pursuant to which, in consideration of $110,000, EG purchased, in the aggregate, 5,201,423 shares of Company’s common stock.  As a result of the Second SPA, there was a change in control of Company.  EG currently owns 5,933,423 shares of Company’s common stock, or 75.16%.  The source of the funds for the purchase price for the shares of common stock was the working capital of EG. Simultaneously with the closing of the Second SPA, and in conjunction with the change in control, (i) Virginia Orndorff and Mark Boggess were appointed as directors of Company in addition to their roles as directors of EG and (ii) Messrs. Friess and Schwartz’s resigned as directors of Company.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

(5) Common Stock

Pursuant to the Articles of Incorporation of Fona, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,894,111 shares of common stock issued and outstanding at December 31, 2014. There were no preferred shares outstanding as of December 31, 2014.

On March 3, 2009, the Board of Directors unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 are blank check preferred stock, with a par value of $.001 per share.

(6) Subsequent Events

The Company has evaluated events subsequent to December 31, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. As discussed in Note 4, the Company entered into the Amended and Restated Agreement and Plan of Merger as of March 2, 2015.