Form 10-Q
period 2015-03-31
Fona, Inc.
filed 2015-05-14
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

As of March 31, 2015, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(See note 1)
ASSETS

Current Assets:
Cash	$—	$—
Prepaid Expenses	10,000	—
Total Current Assets	10,000	—
TOTAL ASSETS	$10,000	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	—	—
Accounts payable, related parties	31,203	13,672
Total Current Liabilities	31,203	13,672

TOTAL LIABILITIES	31,203	13,672

Commitments and contingencies
(Notes 1, 2, 4 and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,312,323	1,312,323
Accumulated (Deficit)	(1,341,420)	(1,333,889)

TOTAL STOCKHOLDERS' EQUITY OR (DEFICIT)	(21,203)	(13,672)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)	$10,000	$—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$—	$—

Expenses:
Accounting and audit fees	5,800	—
Transfer agent fees	300	365
Filing Fees	1,431	—
General corporate fees	—	750
Other	—	5
Total Expenses	7,531	1,120

Net Operating (Loss)	(7,531)	(1,120)

Other Expenses:
Interest Expense	—	1,290
Total Other Expenses	—	1,290

Net Other (Expense)	—	(1,290)

Net (Loss)	(7,531)	(2,410)

Per Share	$—	$—

Weighted Average Shares Outstanding	7,894,111	7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss)	$(7,531)	$(2,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	—	1,290
(Decrease) in accounts payable and accrued expenses	—	(1,650)
(Increase) in prepaid expenses	(10,000)	50
Net Cash (Used in) Operating Activities	(17,531)	(2,720)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Advance from related party	17,531	2,550
Net Cash Provided by Financing Activities	17,531	2,550

Increase (decrease) in Cash	—	(170)

Cash, Beginning of Period	—	641

Cash, End of Period	$—	$471

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt to paid in capital	$—	—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2015, the statements of operations and the statements of cash flows for the three months ended March 31, 2015 and 2014 have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2015 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2014 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no active business operations and has negative working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has previously financed its operations primarily through cash advances from related parties. A related party advanced the Company $17,531 during the three months ended March 31, 2015 and the balance due to that related party was $31,203 as of March 31, 2015.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of March 31, 2015, there were 7,894,111 shares of common stock issued and outstanding.

(4) Related Party Transactions

For the three months ended March 31, 2015, Evolutionary Genomics, Inc., the majority shareholder of the Company as of March 31, 2015, advanced $17,531 in payment of expenses on behalf of the Company.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

(5) Amended and Restated Agreement and Plan of Merger

On June 6, 2014, Evolutionary Genomics, EG I, Fona, Fona Merger Sub, Inc., and Fona Merger Sub, LLC entered into a merger agreement as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015, pursuant to which, subject to certain conditions, Fona Merger Sub, Inc. will merge with Evolutionary Genomics and Fona Merger Sub, LLC will merge with EG I, with each Evolutionary Genomics and EG I surviving as wholly-owned subsidiaries of Fona. Pursuant to the terms of the merger agreement, at the effective time of the Mergers, the Company shall cause to be paid or issued to stockholders of record of Evolutionary Genomics as of the effective time of the Mergers, 308,821,675 newly issued shares of Fona’s common stock and 47,323,188 shares of newly issued Fona common stock to the members of EG I. The closing of the Mergers shall occur on or before December 31, 2015, unless earlier terminated. Evolutionary Genomics and EG I may at any time mutually agree to change the method of effecting the Mergers, including entering into an appropriate amendment to the merger agreement.

The merger agreement contains customary representations and warranties of Evolutionary Genomics, EG I, Fona, and Fona’s subsidiaries. The merger agreement also contains customary covenants and agreements, including, without limitation, covenants relating to the conduct of Fona’s business between the date of signing of the merger agreement and closing date. Notwithstanding the limitations in the merger agreement, each of Evolutionary Genomics, EG I and Fona retain the right to engage in discussions or negotiations regarding alternative acquisition proposals to the extent necessary to fulfill the fiduciary duties of their respective boards of directors to their stockholders, subject to certain requirements. The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”).

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG stockholders and EG I members of the merger agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) holders of either securities in Evolutionary Genomics and EG I shall not be entitled to dissenters’ or appraisal rights, (v) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vi) the effectiveness of a one-for-60.8826565 reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the merger agreement.

(6) Subsequent Events

The Company has evaluated events subsequent to March 31, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statement.

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

The Company generated no revenues during the period ended March 31, 2015, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At March 31, 2015, the Company had no material commitments for capital expenditures.

On June 6, 2014, Evolutionary Genomics, EG I, Fona, Fona Merger Sub, Inc., and Fona Merger Sub, LLC entered into a merger agreement as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015, pursuant to which, subject to certain conditions, Fona Merger Sub, Inc. will merge with Evolutionary Genomics and Fona Merger Sub, LLC will merge with EG I, with each Evolutionary Genomics and EG I surviving as wholly-owned subsidiaries of Fona. Pursuant to the terms of the merger agreement, at the effective time of the Mergers, the Company shall cause to be paid or issued to stockholders of record of Evolutionary Genomics as of the effective time of the Mergers, 308,821,675 newly issued shares of Fona’s common stock and 47,323,188 shares of newly issued Fona common stock to the members of EG I. The closing of the Mergers shall occur on or before December 31, 2015, unless earlier terminated. Evolutionary Genomics and EG I may at any time mutually agree to change the method of effecting the Mergers, including entering into an appropriate amendment to the merger agreement.

The merger agreement contains customary representations and warranties of Evolutionary Genomics, EG I, Fona, and Fona’s subsidiaries. The merger agreement also contains customary covenants and agreements, including, without limitation, covenants relating to the conduct of Fona’s business between the date of signing of the merger agreement and closing date. Notwithstanding the limitations in the merger agreement, each of Evolutionary Genomics, EG I and Fona retain the right to engage in discussions or negotiations regarding alternative acquisition proposals to the extent necessary to fulfill the fiduciary duties of their respective boards of directors to their stockholders, subject to certain requirements. The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”). The parties hereto agree to report the Mergers as a transaction or transactions described in Section 351 of the Code.

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG stockholders and EG I members of the merger agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) holders of either securities in Evolutionary Genomics and EG I shall not be entitled to dissenters’ or appraisal rights, (v) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vi) the effectiveness of a one-for-60.8826565 reverse split of the Common Stock, and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the merger agreement. On June 6, 2014, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”) and Fona, Inc. (“Fona”), Fona Merger Sub, Inc. (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of Fona (the “Mergers”).

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending March 31, 2015, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

May 14, 2015