Form 10-Q
period 2015-06-30
Fona, Inc.
filed 2015-08-04
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

(303) 900-8666

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

As of June 30, 2015, the Registrant had 7,894,111 shares of common stock, $.001 par value.

FONA, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Fona, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

FONA, INC.

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(See note 1)
ASSETS

Current Assets:
Cash	$—	$—
Prepaid Expenses	7,500	—
Total Current Assets	7,500	—
TOTAL ASSETS	$7,500	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Accounts payable	—	—
Accounts payable, related party	36,135	13,672
Total Current Liabilities	36,135	13,672

TOTAL LIABILITIES	36,135	13,672

Commitments and contingencies
(Notes 1, 2, 4 and 5)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,894,111 issued and outstanding (Note 4)	7,894	7,894
Additional paid-in capital	1,312,323	1,312,323
Accumulated (Deficit)	(1,348,852)	(1,333,889)

TOTAL STOCKHOLDERS' EQUITY OR (DEFICIT)	(28,635)	(13,672)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY OR (DEFICIT)	$7,500	$—

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Revenue		$—		$—		$—		$—

Expenses:
Accounting and audit fees		3,810		5,200		9,610		5,200
Attorney fees		—		1,614		—		1,614
Transfer agent fees		150		550		450		915
Filing Fees		972		1,611		2,403		1,611
General corporate fees		—		—		—		750
Exchange fees		2,500		—		2,500		—
Other		—		5		—		10
Total Expenses		7,432		8,980		14,963		10,100

Net Operating (Loss)		(7,432)		(8,980)		(14,963)		(10,100)

Other Expenses:
Interest Expense		—		1,346		—		2,636
Total Other Expenses		—		1,346		—		2,636

Net Other (Expense)		—		(1,346)		—		(2,636)

Net (Loss)		(7,432)		(10,326)		(14,963)		(12,736)

Per Share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Shares Outstanding		7,894,111		7,894,111		7,894,111		7,894,111

The accompanying notes are an integral part of the financial statements.

FONA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Income (Loss)	$(14,963)	$(12,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest	—	2,636
(Decrease) in accounts payable and accrued expenses	—	(1,550)
(Increase) Decrease in prepaid expenses	(7,500)	150
Net Cash (Used in) Operating Activities	(22,463)	(11,500)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Advance from related party	22,463	11,490
Net Cash Provided by Financing Activities	22,463	11,490

Increase (decrease) in Cash	—	(10)

Cash, Beginning of Period	—	641

Cash, End of Period	$—	$631

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt to paid in capital	$—	88,002

The accompanying notes are an integral part of the financial statements.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

June, 30 2015 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of June 30, 2015, the statements of operations for the three months and six months ended June 30, 2015 and 2014 and the statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by Fona, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2015 and for all periods presented, have been made.

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has previously financed its operations primarily through cash advances from related parties. A related party advanced the Company $22,463 during the six months ended June 30, 2015 and the balance due to that related party was $36,135 as of June 30, 2015.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of June 30, 2015, there were 7,894,111 shares of common stock issued and outstanding.

(4) Related Party Transactions

For the six months ended June 30, 2015, Evolutionary Genomics, Inc., the majority shareholder of the Company as of June 30, 2015, advanced $22,463 in payment of expenses on behalf of the Company.

The Company uses the offices of its President for its mailing address and minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

FONA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG stockholders and EG I members of the merger agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) holders of either securities in Evolutionary Genomics and EG I shall not be entitled to dissenters’ or appraisal rights, (v) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vi) the effectiveness of a one-for-60.8826565 reverse split of the Common Stock (no fractional shares will be issued or cash in lieu of shares; fractional shares will be rounded up or down to the nearest whole number), and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the merger agreement.

(6) Subsequent Events

The Company has evaluated events subsequent to June 30, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

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

The Company generated no revenues during the period ended June 30, 2015, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

At June 30, 2015, the Company had no material commitments for capital expenditures.

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

The completion of the Mergers are subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the approval and adoption by the EG stockholders and EG I members of the merger agreement, (ii) the issuance of the Merger consideration in connection with the consummation of the Mergers, (iii) the effectiveness of a joint proxy statement/prospectus included in Fona’s registration statement on Form S-4, (iv) holders of either securities in Evolutionary Genomics and EG I shall not be entitled to dissenters’ or appraisal rights, (v) absence of certain orders or regulations prohibiting the consummation of the Mergers, (vi) the effectiveness of a one-for-60.8826565 reverse split of the Common Stock (no fractional shares will be issued or cash in lieu of shares; fractional shares will be rounded up or down to the nearest whole number), and (vii) the approval or consent of any governmental authorities and third parties with respect to the transactions contemplated by the merger agreement. On June 6, 2014, Evolutionary Genomics, Inc. (“EG”), EG I, LLC (“EG I”) and Fona, Inc. (“Fona”), Fona Merger Sub, Inc. (“Sub”) and Fona Merger Sub, LLC (“Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to certain conditions, Sub will merge with EG and Sub LLC will merge with EG I, with each EG and EG I surviving as wholly-owned subsidiaries of Fona (the “Mergers”).

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the six months ending June 30, 2015, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the six month period covered by this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	XBRL Interactive Data File**

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONA, INC.

BY:	/s/ Steve B Warnecke
Steve B Warnecke
Chief Executive Officer and Chief Financial Officer
August 3, 2015