Form 10-K
period 2015-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2016-02-19
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54129

Evolutionary Genomics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4369698
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1026 Anaconda Drive, Castle Rock, CO 80108
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (720) 900-8666

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2015 was $201,277 based on the closing price on the last day of trading prior to June 30, 2015.

Shares outstanding as of February 15, 2016 was 7,894,111 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Evolutionary Genomics, Inc.

i

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

PART I

ITEM 1. BUSINESS

Evolutionary Genomics, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Company reincorporated in the state of Nevada and merged with its wholly-owned subsidiary, Fona, Inc., adopting the surviving company’s name, Fona, Inc. The Company was originally formed to develop and market an interactive information and advertising service.

From December 1999 through October 2015, the Company had no significant business operations.  On March 3, 2009, the Company held a shareholder meeting approving the Stock Purchase Agreement and an Agreement and Plan of Merger effectively changing the name of the Company to Fona Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof.  On March 24, 2009, the Articles of Merger of Fonahome Corporation, a Minnesota Corporation, into Fona, Inc., a Nevada Corporation, were filed with the Nevada Secretary of State.

On June 6, 2014, Evolutionary Genomics, Inc., a Delaware corporation (“EG”), EG I, LLC (“EG I”) and Fona, Inc., a Nevada corporation (“Fona”), Fona Merger Sub, Inc., a Delaware corporation (“Sub”) and Fona Merger Sub, LLC, a Colorado limited liability company (“Sub LLC”), entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 (the “Merger Agreement”), pursuant to which, on October 19, 2015 Sub merged with EG and Sub LLC merged with EG I, with each EG and EG I surviving as wholly owned subsidiaries of Fona.  On October 19, 2015, Fona changed its name to Evolutionary Genomics, Inc.

The Company maintains headquarters at the office of its Chief Executive Officer. The Company maintains a website at www.evolgen.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

GENERAL BUSINESS PLAN

On August 14, 2000, the Company was issued patent number 6274319, titled “Methods to identify evolutionarily significant changes in polynucleotide and polypeptide sequences in domestic plants and animals”. On June 1, 2004, the Company was issued patent number 6743580, titled “Methods for producing transgenic plants containing evolutionarily significant polynucleotides”. These patents are for the core Adapted Traits Platform that we use for the discovery of genes in humans, animals and commercial crops. The Company has applied the Adapted Traits Platform in research projects including identifying genes believed to be responsible for increases in yield in corn, increases in yield in rice, salt tolerance and sugar content in tomatoes and pest/disease resistance in soybeans and multiple other crops.

EG Technology – The Adapted Traits Platform (“ATP’)

Genomics research generates vast amounts of sequence data for thousands of genes. Some companies use this sequence data to try to predict the function of each gene and its potential to impact key traits. Others try to match the thousands of random deoxyribonucleic acid (“DNA”) changes between individuals with differences in traits. Evolutionary Genomics’ approach is to first narrow the search to genes that have undergone adaptive evolution (positively selected genes) in an organism that has an adapted trait of potential commercial value. To identify genes with impact on commercially desirable traits, Evolutionary Genomics screens first for positively selected genes. Evolutionary Genomics then focuses functional genomics efforts on demonstrating the effects of these genes on the desired traits.

Evolutionary Genomics uses the Adapted Traits Platform to perform high throughput molecular evolution analysis to identify positively selected genes based on Ka/Ks analysis (as defined below). Ka/Ks analysis was developed to document the role of positive selection on known protein coding genes. Molecular-level adaptive evolution is indicated when comparisons of homologous protein coding sequences from closely related species show that the number of amino acid differences fixed due to selection exceeds what can be expected by neutral evolution. Molecular-level positive selection can be detected in protein-coding genes by pairwise comparisons of the ratios of non-synonymous nucleotide substitutions per non-synonymous site (Ka) to synonymous substitutions per synonymous site (Ks). The algorithm, by comparing substitutions per site, takes into account, in rigorous fashion, the effect of bias and degeneracy in the genetic code, and also compensates for the effects of multiple hits at the same site. Ka/Ks ratios significantly greater than unity strongly suggest that positive selection has fixed greater numbers of amino acid replacements than can be expected as a result of chance alone.

Dr. Walter Messier, a Company founder and our Chief Technology Officer, published a seminal paper in the field: Messier and Stewart (1997) “Episodic adaptive evolution of primate lysozymes” Nature 385:151-154. The work described in this publication demonstrated that a known lysozyme gene that had been recruited for a new function to aid in digestion of leaves as a food source in certain monkeys had the kind of adaptive genetic changes indicating that the lysozyme gene had evolved more rapidly than the neutral substitution rate, indicating Darwinian positive selection. Many groups have used such methods to document Darwinian positive selection in other proteins. It was Dr. Messier’s insight that genes controlling a trait of interest could be identified by using molecular evolution analysis as a screen, comparing genes in a species with a trait to genes of a closely related species lacking the trait. The adapted genes found in such a screen could then be validated to determine their role in the presence or absence of the trait of interest.

Agricultural Industry

In the past century, agriculture has been characterized by enhanced productivity, the use of synthetic fertilizers and pesticides, selective breeding, mechanization, water contamination, and farm subsidies. Proponents of organic farming such as Sir Albert Howard argued in the early 20th century that the overuse of pesticides and synthetic fertilizers damages the long-term fertility of the soil. While this feeling lay dormant for decades, as environmental awareness has increased in the 21st century there has been a movement towards sustainable agriculture by some farmers, consumers, and policymakers.

Advances in genetic research and modification of crop species has led to increased yield, drought tolerance and disease/pest resistance. These advances have also led to an increased concentration within the providers of seed to the industry. The top seed companies control much of the implementation of new seed varieties through patents and licensing agreements. Genetic traits providers, like Evolutionary Genomics, identify and develop genes that impact traits of interest to the industry and market those genes to these seed companies.

Business Model

Evolutionary Genomics’ primary source of revenue to date has been contract services revenue for research performed by Evolutionary Genomics on behalf of other commercial entities and grant income received from governmental agencies, industry associations and grant making foundations for research performed. Ownership of the intellectual property developed can vary from Evolutionary Genomics retaining all intellectual property rights to retaining none of the developed intellectual property for the crop that is the subject of the project. In addition to the revenue resulting from contract services and grants, Evolutionary Genomics has entered into licensing agreements for the commercial use of intellectual property that we have developed. Licensing revenue can be lump sum payments, milestone payments upon achievement of defined goals and/or percentages of revenue for products sold by licensee. These payments are often many years after completion of gene identification project as licensees engage in significant additional testing including field trials prior to integration into licensee commercial germplasm lines. There can be no guarantee that these licensing agreements will result in any additional revenue for Evolutionary Genomics as further development of licensed intellectual property is mostly controlled by the licensee.

The rice yield gene project that Evolutionary Genomics performed under contract with RiceTec, Inc. was contract research work that resulted in a licensing agreement. On September 2, 2004, EG entered into a Research and License Agreement with RiceTec, Inc., a Delaware corporation having its principal place of business in Alvin, TX for the purpose of researching and identifying adapted genes, including adapted rice genes associated with commercially useful phenotypic characteristics such as enhanced yield. On July 26, 2006, the Company entered into a Commercial License Agreement in the Field of Rice granting RiceTec, Inc. an exclusive, royalty free license for the use of intellectual property developed under the research agreement in North America, Central America and South America and Evolutionary Genomics received a lump sum payment. Evolutionary Genomics is also entitled to future royalties for the use of the intellectual property in the rest of the world if RiceTec, Inc. markets germplasm including genes that Evolutionary Genomics has provided. Evolutionary Genomics also entered into a Commercial License Agreement outside the field of rice on July 26, 2006 with RiceTec, Inc. granting Evolutionary Genomics an exclusive world-wide, royalty-free license to the intellectual property in any field other than rice. RiceTec, Inc. is performing field trials on the genes identified in the research project and the license agreement has not, to date, resulted in licensing revenue for Evolutionary Genomics beyond the initial lump sum payment. No future revenues are expected to result from this research and EG does not consider these to be material contracts of the Company.

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded five genes for pest resistance in soybeans with partial validation complete and full validation results expected in 2016.  Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to return to those discussions in the fall of 2016 with validation results.  The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton, citrus and coffee.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes.  Through December 31, 2015, the Company has recognized $107,934 of revenue from the contract and expects the research to continue into 2017.  The Company maintains ownership of all intellectual property developed from the use of grant funds.

During 2013 and 2014 EG performed research on two projects for the Bill and Melinda Gates Foundation. On November 1, 2012 Evolutionary Genomics entered into a Master Services Agreement and Work Order #1 under that agreement with the Bill and Melinda Gates Foundation for the validation of EG 261 orthologs in beans and cowpeas.  We expect to continue that validation work through 2016.  While the market for beans and cowpeas is considerably smaller than for soybeans, we intend to market any genes that show positive validation results to the seed companies for commercialization.  Through December 31, 2015, Evolutionary Genomics has recognized $648,098 of the $762,000 it is entitled to under that work order and expects to finish the project in 2016. On March 29, 2012, the Bill and Melinda Gates Foundation awarded Evolutionary Genomics a $100,000 grant to fund research into wheat stem rust using the Adapted Traits Platform.

Evolutionary Genomics’ Business Strategy

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. Evolutionary Genomics has also filed international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 another soybean pest resistance gene and a synthetic gene with the University of Missouri. Results of this validation trial are expected in the fall of 2016. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

In validation studies completed in 2013, the University of Wisconsin-Madison validated the effectiveness of EG261 in their lab.  If results from the whole plant validation trial confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new genes, the Company will enter negotiations for a long term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.  If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,476.

The Company has identified pest/disease resistance genes in other commercially valuable crops and intends to pursue research to identify and validate those genes. It is Evolutionary Genomics’ intention to engage in validation studies with independent labs to validate their resistance effectiveness, patent the genes and market them to the seed industry. This strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached. The Company should finish the project funded by the Bill and Melinda Gates Foundation for the validation of bean and cowpea genes in 2016.

Evolutionary Genomics has identified a gene in tomatoes that appears to impact the plant’s ability to tolerate salt and a gene that appears to control sweetness. Evolutionary Genomics filed a patent application on the use of these genes and engaged the University of Florida to perform validation of these genes. Evolutionary Genomics received results from these tests in 2015 which confirm that these genes do significantly impact sweetness in tomatoes. Despite discussions with seed companies, the Company has not been able to reach any agreement to license these genes and there can be no assurance that we will ever realize any revenue from these genes.

In 2014, the Company began a project to identify genes in cotton that may impact traits of commercial interest.  In particular, we intend to focus on pest resistance and fiber length.  We have used our Adapted Traits Platform to identify positively selected candidate genes and, during 2016, intend to further research these genes to confirm that they were positively selected.  If any of these genes remain promising, we intend to contract with an independent lab to validate the effectiveness of those genes.  These studies can be very costly and there can be no assurance that we will be successful with this project.

Evolutionary Genomics intends to vigorously pursue grant funding from governmental agencies, industry associations and grant making foundations but these sources of funding are often subject to limitations in available funds, funding priorities in areas other than the our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

Competition

Evolutionary Genomics’ competition is very broad from the largest seed companies like Monsanto Company, Syngenta AG, Bayer Crop Science, Dupont Pioneer and Dow and others to the smallest grower who is successful in breeding new, improved varieties. These same competitors are also Evolutionary Genomics customers as Evolutionary Genomics seeks to license intellectual property for commercialization into their seed lines. Many of these companies are exponentially larger with many more resources at their disposal and there can be no assurance that EG can continue to compete with them or interest them in licensing our intellectual property.

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications and are not licensed from third parties:

Patent/App Serial #	Jurisdiction	Title	Description	Filing Date	Issue Date	Expire Date
6,274,319	United States	METHODS TO IDENTIFY EVOLUTIONARILY SIGNIFICANT CHANGES IN POLYNUCLEOTIDE AND POLYPEPTIDE SEQUENCES IN DOMESTICATED PLANTS AND ANIMALS	Core Adapted Traits Platform method of gene identification	8/5/1999	8/14/2001	8/5/2019
6,743,580	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	Core Adapted Traits Platform method of gene identification	6/6/2001	6/1/2004	6/6/2021
7,439,018	United States	EG1117 POLYNUCLEOTIDES AND USES THEREOF	Corn and rice yield genes	1/16/2003	10/21/2008	1/16/2023
8,710,300	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	EG261 - soybean pathogen resistance gene	7/23/2013	4/29/2014	7/23/2033
13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
20130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/24/2013		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
1120140293813	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
10112/DELNP/2014	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	Continuation in Part of 61652029 and 61789463 and PCT/US2013/004382 to add data	9/8/2014		9/8/2034
62093705	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG261, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	EG19, EG261 and EGSynthetic genes for pathogen resistance in soybeans	12/18/2014		12/18/2034
14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolerance genes	9/11/2015		9/11/2035
62168389	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolerance genes	5/29/2015		5/29/2035
14769326.1	Europe	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolerance genes	3/14/2014		3/14/2034

Material Agreements

On November 1, 2012 Evolutionary Genomics entered into a Master Services Agreement and Work Order #1 with the Bill and Melinda Gates Foundation for the validation of EG 261 orthologs in beans and cowpeas. Through December 31, 2015, Evolutionary Genomics has recognized $648,098 of the $762,000 it is entitled to under that work order and expects to finish the project in 2016.  Evolutionary Genomics retains ownership of patents and intellectual property developed during the project and will make intellectual property available to people in developing countries at an affordable price.  For intellectual property developed during the project but not on intellectual property that Evolutionary Genomics developed prior to the project, Evolutionary Genomics will pay to the Bill and Melinda Gates Foundation a seven percent royalty on sales of products outside of the developing countries.  Work Order #1 has a term from November 1, 2012 through September 30, 2016 and may be terminated by Evolutionary Genomics for breach or by the Bill and Melinda Gates Foundation, with or without cause, upon thirty days written notice.  Upon termination, Evolutionary Genomics is entitled to receive all amounts due through date of termination.

Effective September 1, 2013, the Company entered into an agreement with Tennessee State University as amended for the phenotyping of cowpea and common beans.  Evolutionary Genomics has paid $77,802 of the total $165,000 due under this contract and expects this work to be completed in 2016.  There are no provisions for termination of the contract.  Evolutionary Genomics retains ownership of all intellectual property.

Effective March 1, 2012, Evolutionary Genomics entered into an Agreement for Contract Services with Smith Bucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.  Evolutionary Genomics retains all ownership of patents and intellectual property developed in the project and is obligated to pay royalties to the United Soybean Board of ten percent of the sale of products derived from the soybean genes that were the subject of the research performed or from royalties received from the sale of products by a third party not to exceed 150% of the total amount paid to Evolutionary Genomics under this Agreement. Evolutionary Genomics recognized revenue of $262,476 from this contract, thus limiting any future royalties to a total of $393,714. The project term has expired but the royalty provisions remain in perpetuity.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance and, on February 21, 2015 entered into the Sponsored Research Contract for phenotyping of transgenic soybean samples.  The total amount to be paid under these contracts is $348,020 and work to be performed under these contracts is the transgenic validation of Evolutionary Genomics soybean genes.  The term of the project is November 1, 2014 through October 31, 2016 and may be terminated with thirty days prior written notice.  Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).  Evolutionary Genomics also has a six month exclusive option period to license nay intellectual property developed during the project under reasonable and customary royalty terms.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes.  Through December 31, 2015, the Company has recognized $107,934 of revenue from the contract and expects the research to continue into 2017.  The Company maintains ownership of all intellectual property developed from the use of grant funds.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had three full time employees and one part time employee as of the date of December 31, 2015.

Facilities

The Company leases its operating facility and prepaid twelve months of rent on June 16, 2014 for the period of July 1, 2014 through June 30, 2015 on the original lease term. The lease was extended and the second year rent of $27,500 is being paid in monthly installments of $2,291 per month during the second year. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock.  As of December 31, 2015, the Company had 5,881,898 shares of Common Stock outstanding and no shares of preferred stock outstanding.  1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, options for 120,000 shares have been exercised and option grants of 220,000 shares remain outstanding. 113,479 shares of common stock have been reserved for issuance upon the exercise of warrants outstanding as of December 31, 2015. Those warrants have an average exercise price of $6.60 per share.

ITEM 1A.  RISK FACTORS

We may require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

We may require additional capital to pursue planned research projects. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the duration and results of the research projects;

•

unexpected delays or costs incurred in the acquisition of plant materials needed in these research projects and with subcontracts that perform various parts of these projects;

•

the time and cost in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•

other unexpected developments encountered in implementing our business development, research development and commercialization strategies; and

•

further arrangements, if any, with collaborators.

We may attempt to raise additional funds through public or private financings, collaborations with other companies or financing from other sources. Additional funding may not be available on terms which are acceptable to us. If adequate funding is not available to us on reasonable terms, we may need to delay, reduce or eliminate one or more of our research and development projects or obtain funds on terms less favorable than we would otherwise accept. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

We have relied on the availability of grant funding to fund some of our research efforts and our inability to compete successfully for these limited grant funding opportunities may significantly affect our results of operations and our ability to complete research projects.

We have traditionally funded many of our research projects, partially or wholly, using grant funding provided by government programs, industry associations and grant making institutions. The availability of these funds is impacted by many factors including changing political priorities, fiscal budget issues, agency priorities, availability of funds and competition from other grant seekers. Our ability to present proposals that fit within grant making guidelines and which are attractive relative to other proposals submitted may significantly impact our ability to fund our research projects.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect profitability or restrict our ability to do business.

Intellectual property rights are crucial to our business. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which products are produced from the biotechnology that we produce and in jurisdictions into which those products are imported. Different nations may provide limited rights and inconsistent duration of protection for our intellectual property. We may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, farmers or others may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline biotechnology or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. In addition, patent laws are subject to change and any change in our ability to protect the intellectual property that we develop may impact our ability to commercialize that intellectual property. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

Genes that we have discovered and may discover in the future with expected desirable impact on traits may, upon further research and field trials, be revealed to also have undesirable impact on traits.

Evolutionary Genomics’ gene discovery process focuses on the identification of positively selected genes that impact the trait of interest that we are working on. When we further test them in lab validation, we are again focused on whether they have the desired impact on the trait of interest and we are specifically testing for that outcome. Laboratory experiments are under more ideal circumstances than field trials and use in production and there can be no guarantee that the lab result will be repeated under those conditions. Additional field trials and use in production may also reveal undesirable impacts on other traits that were not a focused part of our research. For example, the soybean genes that we have discovered may be found to have a negative impact on yield, oil content or the growth cycle. These may impact our ability to realize revenue from the commercialization of our biotechnology and may expose us to liability for undesirable outcomes that we don’t anticipate.

Others may find additional genes or other methods of accomplishing the same desired outcome that our biotechnology does, rendering our biotechnology less valuable or commercializable.

There are many other companies pursuing similar gene discovery programs and other approaches to solving the same issues that we are addressing and many of these companies have vastly more resources than we do. Even when we identify genes that impact desired traits, there may be other genes that have a similar or greater effect on these traits. For example, one or more of the other 30,000 genes in soybeans may have an impact on pest/disease resistance similar to our genes or there may be other orthologs of the genes that we have discovered in other varieties that have a greater impact. In addition, other companies may develop commercial chemicals that compete with genetic changes to solve the issues that we are addressing. Any of these may impact our ability to realize revenue from the commercialization of our biotechnology.

The successful development of our research efforts and commercialization of our biotechnology will be necessary for our growth and profitability.

We intend to use recent successes in which we have identified genes that may have an impact on pest/disease resistance in soybeans and look for orthologs of those genes in other crops. There may not be orthologs of these genes in other crops and performing this research may result in significant costs incurred without any commercial value produced. We also intend to attempt to improve the potential pest/disease resistance genes we have identified. There can be no assurance we will be able to achieve any improvement and performing this research may also result in significant costs incurred without any commercial value produced. Additionally, we intend to use a similar method of gene identification that we used in the soybean project in other crops, including cannabis, and for many other traits but there can be no assurance that genes for these traits exist in those crops or that, if they do exist, we will be able to find them. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy and a very small percentage of the genes identified in research are selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.

We rely heavily on our founder, Walter Messier, our current Chief Technology Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

Our success depends, to a significant extent, upon the continued services of Walter Messier, who is a founder of Evolutionary Genomics and our current Chief Technology Officer. Since inception, we have been dependent upon Dr. Messier, who is the inventor on most of our patents and responsible for the development of our core Adapted Traits Platform. If Dr. Messier or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including additional researchers that we intend to hire in order to pursue our planned research projects. Industry demand for such skilled employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

In addition, we intend to hire business development and marketing personnel and advisors to promote and market the biotechnology that we develop. We cannot assure you that we will be able to recruit and retain qualified personnel and advisors to perform these functions. Our inability to hire and then retain such personnel, advisors and scientists could have a materially adverse effect on our business and our projects.

Our investments in other entities may not be successful or may be illiquid for many years.

Evolutionary Genomics owns shares of series A-2 preferred stock in Vet DC, Inc., a Delaware corporation which is focused on developing pet therapeutic products. Vet DC, Inc. is related to the Evolutionary Genomics through common ownership and management. The investment was made for purposes of capital appreciation and from excess cash reserves. VetDC, Inc. is a private company with no plans to become publicly traded. There may never be a market for these shares and there can be no assurance that VetDC, Inc. will be successful with their business plan.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•

the availability of suitable candidates;

•

competition from other companies for the purchase of available candidates;

•

our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•

the availability of funds to finance acquisitions;

•

the ability to establish new informational, operational and financial systems to meet the needs of our business;

•

the ability to achieve anticipated synergies, including with respect to complementary products; and

•

the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We may not obtain the necessary permits and authorizations to operate our business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations or accreditations, or may only be able to do so at great cost, to operate our cannabis-related business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations or accreditations could result in restrictions on our ability to operate our cannabis business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

Competition in agricultural biotechnology has significantly affected and will continue to affect our revenue and results of operations.

Many companies engage in research and development of plant biotechnology and breeding and speed in getting a new product to market can be a significant competitive advantage. Our competitors’ success could render the biotechnology that we identify as less competitive, resulting in reduced sales compared to our expectations or past results. We expect to see increasing competition from agricultural biotechnology firms and from major agrichemical, seed and food companies. The extent to which we can realize cash and profit from our business will depend on our ability to control research costs, predict and respond effectively to competitor products and marketing; and develop new products and services attractive to our customers.

Our customers are subject to extensive regulation affecting their use of our biotechnology, which may affect our revenue and profitability.

Regulatory and legislative requirements affect the development and distribution of products made from the biotechnology that we produce, including the testing and planting of seeds containing our biotechnology traits and the import of crops grown from those seeds, and non-compliance can harm our revenue and profitability. Obtaining testing, planting and import approvals for seeds or biotechnology traits can be time-consuming and costly, with no guarantee of success. The failure to receive necessary permits or approvals could have near- and long-term effects on our ability to sell some current and future biotechnology. Concern about unintended but unavoidable trace amounts (sometimes called “adventitious presence”) of commercial biotechnology traits in conventional (non-biotechnology) seed, or in the grain or products produced from conventional or organic crops, among other things, could lead to increased regulation or legislation, which may include: liability transfer mechanisms that may include financial protection insurance; possible restrictions or moratoria on testing, planting or use of biotechnology traits; and requirements for labeling and traceability, which requirements may cause food processors and food companies to avoid biotechnology and select non-biotechnology crop sources and can affect farmer seed purchase decisions and, ultimately the sale and use of the biotechnology that we produce. Legislation encouraging or discouraging the planting of specific crops can also harm our sales.

The degree of public acceptance or perceived public acceptance of products made from our biotechnology can affect our sales and results of operations by affecting planting approvals, regulatory requirements and farmer purchase decisions.

Some opponents of the use of biotechnology in agriculture raise public concern about the potential for adverse effects of products produced using genetic information that we provide to our customers on human or animal health, other plants and the environment. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether our customers are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation or litigation concerning prior regulatory approvals, which could affect our sales and results of operations by affecting planting approvals, and may adversely affect sales of our customers’ products to farmers, due to their concerns about available markets for the sale of crops or other products derived from biotechnology which may lead to less demand from our customers. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies, and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities, which could affect our sales and our costs.

We are dependent upon other companies to integrate biotechnology that we have licensed to them into their breeding operations for our future license revenue.

We perform research for other entities under grant and research agreements that provide service revenue. In addition to the service revenue, our long term profitability depends on the commercialization of the biotechnology that we provide to other companies for their commercial breeding lines. The extent to which our biotechnology is integrated into these breeding lines is largely outside of our control and can take many years. If our biotechnology is not integrated into breeding lines, we may not realize license revenue which may affect our results of operations.

The biotechnology industry is subject to rapid technological change, and if we fail to keep up with such change, our results of operations and financial condition could be adversely impacted.

Biotechnology has undergone and is subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our failure to keep pace with such rapid change could result in our products becoming obsolete and we may be unable to recoup any expenses incurred with developing such products, which may adversely affect our future revenues and financial condition.

The Company may be required to expend substantial sums in order to bring it into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm operating results or be unsuccessful altogether.

We are subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that the combined company evaluate and report on its system of internal controls. If the combined company’s finance and accounting staff or internal controls over financial reporting are inadequate, it may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, the combined company cannot be certain that its remedial measures to correct current material weaknesses will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm the combined company’s operating results or increase its risk of material weaknesses in internal controls.

Members of our management team have significant influence over us.

Our officers and directors own, directly or indirectly approximately 40.1% of the outstanding shares of common stock, excluding options and warrants. Including options and warrants, our officers and directors own, directly or indirectly, approximately 41.0% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

Our certificate of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. We currently have no shares of preferred stock issued and outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and existing holders of preferred stock, and therefore, reduce the value of those securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our certificate of incorporation and bylaws and law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and law, as applicable, among other things:

•

provide the board of directors with the ability to alter the bylaws without stockholder approval;

•

place limitations on the removal of directors;

•

provide that the Board of Directors may change the size of the Board; and

•

provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The OTC Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will need to hire additional employees in the future or engage outside consultants to help us comply with these requirements, which will increase our costs and expenses. Specifically, management identified the following control deficiencies: (1) the Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from our business activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Being a public company and the associated public company rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation. If such claims are successful, our business and operating results would be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We also are required to disclose changes made in our internal control and procedures on a quarterly basis. Eventually, we may be required to obtain a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

As we are unable to assert that our internal control over financial reporting is effective, or, if when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2015, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2015, we had available total federal and state net operating loss carryforwards of approximately $3,772,000, which expire in the years 2027 through 2033. We have not completed our analysis of any potential Section 382 ownership changes for the year ended December 31, 2015.

Additional ownership changes may occur in the future as a result of additional equity offerings or events over which we will have little or no control, including purchases and sales of our equity by our five-percent security holders, the emergence of new five-percent security holders, redemptions of our securities or certain changes in the ownership of any of our five percent security holders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock, or publishes unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent free mailing address at 1026 Anaconda Drive, Castle Rock, CO  80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont CO 80501.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities.  The Company’s securities are included on the bulletin board under the symbol FNAM. As of December 31, 2015, there were outstanding options for 220,000 shares of common stock and outstanding warrants to purchase 113,479 shares of common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of February 15, 2016, 32,204 of the Company’s outstanding shares were eligible for transfer without registration under the Securities Act.

As of February 15, 2016, there were approximately 350 holders of the Company's common stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014

Service and grant revenue	$262,924	$348,031
Gross profit (loss)	$116,348	$(192,102)
Operating expenses	$839,206	$798,315
Net loss	$(285,999)	$(1,398,967)

	As of December 31,
	2015	2014

Assets	$3,170,830	$1,358,345
Liabilities	$253,752	$176,465
Preferred stock	$—	$1,341,168
Stockholders’ equity (deficit)	$2,917,078	$(157,991)

ITEM 7. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Audited Financial Statements and related notes included elsewhere in this 10-K. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Recent Highlights of Evolutionary Genomics

•

During 2013, Evolutionary Genomics finished a research project for SmithBucklin Corporation on behalf of the United Soybean Board for the validation, in transgenic soybeans, of candidate genes for mitigating losses caused by soybean cyst nematodes.

•

During 2013, Evolutionary Genomics received results from our contracted independent lab at the University of Wisconsin-Madison confirming that Evolutionary Genomics’ gene, EG261, has a significant impact on resistance to soybean cyst nematodes.

•

During 2014 and 2015, Evolutionary Genomics identified additional genes that we believe have an impact on pest/disease resistance in soybeans and other crops.

•

On April 29, 2014, the United States Patent Office issued patent number 13,949,035 to Evolutionary Genomics for DIRIGNET GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS.

•

During 2013, Evolutionary Genomics engaged with the University of Florida for the independent lab validation of the sweetness and salt resistance genes in tomatoes. Evolutionary Genomics received results of this validation testing in 2015 confirming the impact of these genes on sweetness.

•

During 2014 and 2015 and continuing into 2016, Evolutionary Genomics engaged the University of Missouri for the two generation, whole plant validation of the soybean pest resistance genes.  Preliminary results on the first generation are expected in March 2016 with final results expected in the fall of 2016.

Audited Consolidated Results of Operations:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$262,924	100.0%	$348,031	100.0%
Cost of services sold	146,576	55.7%	540,133	155.2%
Gross profit (loss)	116,348	44.3%	(192,102)	-55.2%
Research and development	416,160	158.3%	115,725	33.3%
Salaries and benefits	128,929	49.0%	212,021	60.9%
General and administrative	294,117	111.9%	470,569	135.2%
Total operating expenses	839,206	319.2%	798,315	229.4%
Operating (loss)	(722,858)	-274.9%	(990,417)	-284.6%
Other income and (expenses)	436,859	166.2%	(409,847)	-117.8%
Net loss	$(285,999)	-108.8%	$(1,400,264)	-402.3%

Service and Grant Revenue

Service and grant revenue decreased $85,107, or 24.5%, to $262,924 for the year ended December 31, 2015 from $348,031 for the year ended December 31, 2014. The decrease was primarily due to decreases in service revenue received from EG I, LLC partially offset by grant revenue received from the State of Colorado Advanced Industries Grant.

Cost of Services Sold

Cost of services sold decreased $393,557, or 72.9%, to $146,576 for the year ended December 31, 2015 from $540,133 for the year ended December 31, 2014. The decrease was primarily due to decreased costs on our project for EG I, LLC and on our grant project for Bill and Melinda Gates Foundation. As a percentage of revenue, cost of services sold decreased to 55.7% for the year ended December 31, 2015 from 155.2% for the year ended December 31, 2014.

Operating Expenses

Operating expenses increased $40,891, or 5.1%, to $839,206 for the year ended December 31, 2015 from $798,315 for the year ended December 31, 2014 and increased to 319.2% of revenue from 229.4% of revenue. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $300,435, or 259.6%, to $416,160 for the year ended December 31, 2015 from $115,725 for the year ended December 31, 2014. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development increased to 158.3% for the year ended December 31, 2015 from 33.3% for the year ended December 31, 2014 primarily due to increased costs incurred on our pest resistance projects.

Salaries and Benefits

Salaries and benefits decreased $83,092, or 39.2%, to $128,929 for the year ended December 31, 2015 from $212,021 for the year ended December 31, 2014. The decrease was primarily due to decreased general salaries, decreased board of directors’ fees and decreased stock compensation during the year ended December 31, 2015. As a percentage of revenue, salaries and benefits decreased to 49.0% for the year ended December 31, 2015 from 60.9% for the year ended December 31, 2014 primarily due to decreased general salaries, decreased board of directors’ fees and decreased stock compensation during the year ended December 31, 2015.

General and Administrative

General and administrative expenses decreased $176,452, or 37.5%, to $294,117 for the year ended December 31, 2015 from $470,569 for the year ended December 31, 2014. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants related to our merger. As a percentage of revenue, general and administrative expenses decreased to 111.9% for the year ended December 31, 2015 from 135.2% for the year ended December 31, 2014 primarily due decreased professional fees paid to attorneys, accountants and consultants related to our merger.

Other Income and (Expenses)

Total other income and (expenses) increased $846,706, or 206.6%, to an income of $436,859 for the year ended December 31, 2015 from an expense of $(409,847) for the year ended December 31, 2014. The increase was primarily due to the gain recognized on our investment in EG I, LLC in conjunction with our merger. As a percentage of revenue, other income and (expenses) changed to 166.2% for the year ended December 31, 2015 from (117.8%) for the year ended December 31, 2014.

Income Taxes

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. It assesses its past earnings history and trends, sales backlogs, and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset because of our history of net losses and its decision that it is unlikely to recognize sufficient net income to realize the benefit of these assets over time until such time that the Company has had a reasonable history of net income. The change in the valuation allowance during the years ended December 31, 2015 and 2014 was an increase of $83,000 and $486,000, respectively. We will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2015 and 2014, the Company maintained federal net operating loss (“NOL”) carry-forwards of $3,772,000 and $3,565,000, respectively.  Use of NOL carry-forwards are limited by the provisions of section 382 of the Internal Revenue Code. As of December 31, 2015, we also maintained a general business tax credit carryover of approximately $200,000 related to its qualifying research and development activities. The NOL carry-forwards and tax credits expire in the years 2027 through 2033.

Net Loss

Net loss decreased $1,114,265, or 79.6%, to $285,999 for the year ended December 31, 2015 from $1,400,264 for the year ended December 31, 2014. The decrease was primarily due to decreased costs of services sold, decreased salaries and wages, decreased professional fees and increased other income partially offset by increased research and development costs and decreased revenue.

Financial Condition

The Company’s working capital decreased $563,473 to $46,011 as of December 31, 2015 from $609,484 as of December 31, 2014 primarily due the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $590,043 for the year ended December 31, 2015 compared to $687,060 for the year ended December 31, 2014. The $97,017, or 14.1%, decrease was primarily due to the decreased net loss. Net cash flows from investing activities of $134,284, for the year ended December 31, 2015, compares to net cash used for investing activities of $1,467,678 for the year ended December 31, 2014.  During the year ended December 31, 2014, the Company purchased property and equipment, made a distribution to shareholders connected with the acquisition of Fona, Inc. and invested in EG I, LLC, trading securities and VetDC, Inc. compared to selling portions of these investments in the year ended December 31, 2015. Net cash provided from financing activities was $0 for the year ended December 31, 2015 compared to $2,040,640 for the year ended December 31, 2014 due to the issuance of common stock and proceeds from the exercise of common stock options and warrants.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and prepaid twelve months of rent on June 16, 2014 for the period of July 1, 2014 through June 30, 2015.  The lease was extended and the second year rent of $27,500 will be paid monthly installments of $2,291 per month during the second year.  Renewals are by mutual agreement.  The Company recorded $0 and $13,750 of prepaid rent as of December 31, 2015 and 2014, respectively.  The Company’s rent expense for the year ended December 31, 2015 and 2014 was $27,500 and $24,750, respectively.

Critical Accounting Policies

Principals of Consolidation: These consolidated financial statements include the accounts of Evolutionary Genomics, Inc. and its wholly owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Trading Securities: The Company’s short-term investments are comprised of equity securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2015 and 2014. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Intangible Assets: Intangible assets include research in progress and patents on the Company’s core technology for gene identification, which are amortized over their expected useful life of 20 years using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of intangible assets are capitalized and amortized over the remaining useful life of the asset.

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. The carrying amount of the investment as of December 31, 2015 and 2014 was $171,924 and $201,924, respectively. VetDC, Inc. is the only cost method investment that the Company owns. The Company is exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. The fair value of the investment was not measured as of December 31, 2015 and 2014 because no identified events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of December 31, 2014 and 2015.

In our Master Services Agreement with the Bill and Melinda Gates Foundation, we grant them a royalty-free license for use of intellectual property developed in low-income economies and lower-middle-income economies according to the World Bank classification and expressly excludes all of North America and Europe. The Company retains all rights to the use of intellectual property outside of these regions. In our Agreement for Contract Services with SmithBucklin Corporation on behalf of the United Soybean Board, we have agreed to provide royalty payments of 10% of product and/or licensing revenue that we receive not to exceed 150% of the grant amount. The maximum that we would be required to pay under these provisions is $393,714 (Note 10).

Research and Development: Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, we may prepay for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our reports to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are not effective at these reasonable assurance levels for the reasons stated below.

The Company’s internal control system is designed to provide reasonable cost-effective assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as we believe appropriate given our financial resources and limited level of activities. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies such as the Company face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of our operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2015, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

Specifically, management identified the following control deficiencies: (1) the Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in internal controls

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	58	Chairman of the Board, President, CEO, CFO
Walter Messier	60	Treasurer, Secretary
Virginia Orndorff	65	Director
Mark Boggess	55	Director

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Code of Conduct

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees in the future.

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of the Company on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. since November 2012 and Senior Vice President of Children’s Hospital Colorado Foundation and Chairman of Children’s Partners Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He has also been a member of the Board of Directors of CereScan since October 2014 and Bone Biologics, Inc. since November 2014 Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to January 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. from January 2011 to May 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, Chief Financial Officer for The Children’s Hospital Foundation from 2003 to 2008, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979.

Virginia Orndorff was appointed as a director of the Company on October 1, 2014. She has served as a member of the Evolutionary Genomics board of directors since 2000. From February 2015 to the present, Ms. Orndorff has served as Executive Director, Chief Executive Officer and Director of the Colorado Institute for Drug, Device and Diagnostic Development. Since February 2012 Ms. Orndorff has served as Chief Executive Officer of SixOne Solutions, LLC, an early-stage oncology company. She has served on Colorado’s State Board of Pharmacy since March 2012. She served as Chief Executive Officer and President of Evolutionary Genomics from 2000 to November 2010. From 1997 to 2000, Ms. Orndorff served as Vice President then President and Chief Executive Officer of GenoPlex, Inc. of Denver and served as Director of Technology/Business Development of NeXstar Pharmaceuticals, Inc. of Boulder, Colorado, from 1993 to 1997. From 1989 to 1993 she served as the Director of Biotechnology Programs for the Colorado Advanced Technology Institute in Denver. Ms. Orndorff was employed by the Georgia Institute of Technology as Manager of a biotechnology start-up incubator (the Health Science Technology Center) from 1987 to 1989; prior to that for eight years by Genex Corporation of Gaithersburg, Maryland, first as a Laboratory Supervisor then as Manager of Technology Assessment. From 1975 to 1979, Ms. Orndorff had served as a Microbiologist at Stanford Research Institute. She received a BA in Biology from the University of California at Santa Cruz, an MA in Microbiology from California State University at San Jose, and an MBA from Loyola College (where she graduated second in her class).

Mark Boggess, Ph.D. was appointed as a director of the Company on October 1, 2014. He has served as a director of Evolutionary Genomics since 2010. Dr. Boggess has a diverse background in the animal sciences and animal industries. Born and raised on a typical Iowa farm, he served as a swine and beef cattle extension specialist with the University of Idaho in Twin Falls from 1990 to 1994 he was responsible for all swine extension and educational programming and served as the animal breeding resource specialist for the University beef extension team. From 1994 to 2004, Dr. Boggess served as President of Salmon Creek Farms, LLC where was responsible for development of the Salmon Creek Farms Natural Pork program and branded product line, at Independent Meat Company in Twin Falls, ID. From 2004 to 2009, Dr. Boggess assumed the position of Director of Animal Science for the National Pork Board where he was responsible for program direction and industry funding coordination for research in pork quality; nutritional efficiency; sow lifetime productivity; genomics-genetics; alternatives to antimicrobials; production-management systems and bio-technology. Dr. Boggess also served as the National Pork Board liaison for animal science to producers, academia, media, regulators and the National Pork Producers Council and directed numerous pork industry based advisory groups. From 2009 to 2014, Dr. Boggess served as the National Program Leader for Food Animal Production and the National Program Leader for Pasture, Forage and Rangeland Systems for the USDA Agriculture Research Service in Beltsville, Maryland. In this role, Dr. Boggess directed ARS research for diverse programs in genetics and genomics, nutrition, reproductive physiology, animal welfare and meat quality. Dr. Boggess also directed research to improve pasture and rangeland management practices and land-use strategies, improve and restore the ecology of western rangelands and improve the capacity and efficiency of forage based food animal production systems. Currently, Dr. Boggess serves as the Director of the U.S. Dairy Forage Research Center in Madison, WI. The USDFRC is unique in the world in that research programs are fully integrated and include research and expertise in soil science/ecology, forage breeding and management, forage handling and environmental engineering, animal nutrition, animal genetics/genomics, nutrient cycling/waste management, and dairy systems sustainability and management. In this role Dr. Boggess manages and directs the research programs for 21 scientists and approximately 75 support staff. The USDFRC includes two research farms in rural Wisconsin as well as offices and laboratories on the campus of the University of Wisconsin. Dr. Boggess attended Iowa State University receiving a BS degree in Animal Science in 1983. After receiving an MS degree from Cornell University with a major in Animal Breeding in 1985, Dr. Boggess returned to Iowa State University, receiving his PhD in 1990, also in Animal Breeding.

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

CONFLICTS OF INTEREST

The Company’s officers and directors have in the past and may in the future be officers and directors of other companies. Consequently, they may have potential inherent conflicts of interest in serving as officers and directors of the Company.  Insofar as the officers and directors are engaged in other business activities, management anticipates it will not devote all of its time to the Company’s affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company.  The Company does not currently have a right of first refusal pertaining to opportunities that come to management’s attention even if the opportunities relate to the Company’s proposed business operations.

The officers and directors are under no obligation to make any opportunities that come to their attention in the performance of their duties for any other companies or in any other manner available to the Company. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2015	$120,000	$—	$—	$—	$120,000
Chief Executive Officer	2014	$120,000	$—	$—	$15,150	$135,150
Chairman of the Board	2013	$120,000	$—	$—	$—	$120,000
	2012	$120,000	$—	$26,883	$—	$146,883

Walter Messier	2015	$124,823	$—	$—	$—	$124,823
Chief Technology Officer	2014	$122,412	$20,000	$—	$—	$142,412
Secretary	2013	$120,000	$15,000	$—	$—	$135,000
	2012	$100,000	$—	$33,856	$—	$133,856

Virginia Orndorff	2015	$—	$—	$—	$—	$—
Director	2014	$—	$—	$—	$15,150	$15,150
	2013	$—	$—	$—	$—	$—
	2012	$—	$—	$4,313	$—	$4,313

Mark Boggess	2015	$—	$—	$—	$—	$—
Director	2014	$—	$—	$—	$37,150	$37,150
	2013	$—	$—	$—	$—	$—
	2012	$—	$—	$4,313	$—	$4,313

The Company had no employment agreements as of December 31, 2015 and did not pay cash compensation to its directors in the years ended December 31, 2015, 2014, 2013 or 2012. During the year ended December 31, 2013, Evolutionary Genomics issued an option grant for 20,000 shares each to Virginia Orndorff and Steve Warnecke. Each grant had a value of $4,313. For the year ending December 31, 2014, all three Directors received 4,500 shares of common stock for their participation on the Board valued at $15,150 for each Director. In addition, Director Mark Boggess received a grant of 20,000 shares of common stock on January 1, 2014 for consulting work performed valued at $22,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of February 15, 2016 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address	or Controlled	Owned

Steve B. Warnecke	2,052,840 (1)	34.90%
1026 Anaconda Drive
Castle Rock, CO 80108

Virginia Orndorff	119,204 (2)	2.03%
1026 Anaconda Drive
Castle Rock, CO 80108

Mark Boggess	26,000 (3)	0.44%
1026 Anaconda Drive
Castle Rock, CO 80108

Walter Messier	160,615 (4)	2.73%
1026 Anaconda Drive
Castle Rock, CO 80108

All Officers and Directors as a Group (1)	2,358,659	40.10%

———————

(1)

Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company.

(2)

Ms. Orndorff is a Director of the Company.

(3)

Dr. Boggess is a Director of the Company.

(4)

Dr. Messier is the Company’s Treasurer and Secretary.

ITEMS 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We maintain a mailing address at the offices of our president, Steve B. Warnecke, located at 1026 Anaconda Drive, Castle Rock, CO 80108 for which we pay no rent. There have been no transactions or proposed transactions in which the amount involved exceeds $120,000 for the last two completed fiscal years in which any of our directors, executive officers of beneficial holders of more than 5% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant, Schumacher and Associates for the audit of our annual financial statements and quarterly reviews were $12,545 and $7,010, respectively. The aggregate fees billed during the years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant, EKS&H for the audit of our annual financial statements and quarterly reviews were $4,815 and zero, respectively.  In addition, EKS&H has billed us $12,091 through the date of this report.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2015 and 2014 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2015 and 2014, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2015 and 2014.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC.(1)
3.1	Form of Amended and Restated Articles of Incorporation (2)**
3.2	Bylaws of the Company (3)
4.1	Specimen Stock Certificate (4)
10.1	Equity Incentive Plan**
10.2	Tennessee State University Agreement**
10.3	Tennessee State University Amendment**
10.4	Fee for Services Agreement University of Missouri**
10.5	Contract for Services University of Missouri**
10.6	Bill and Melinda Gates Foundation MSA**
10.7	Bill and Melinda Gates Foundation WO 1**
10.8	State of Colorado Grant Agreement*
21.1	Subsidiaries of Evolutionary Genomics, Inc.*
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

*

Filed herewith.

**

Previously filed.

(1)

Incorporated herein by reference.  Previously filed as Exhibit 10.1 to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.

(2)

Previously filed as Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

(3)

Incorporated herein by reference.  Previously filed as Exhibit 3.2 to Registrant’s Form 10 filed with the Securities and Exchange Commission on September 23, 2010.

(4)

Previously filed as Exhibit 4.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EVOLUTIONARY GENOMICS, INC.

February 18, 2016	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	February 18, 2016
Steve B. Warnecke

/s/ Virginia Orndorff	Director	February 18, 2016
Virginia Orndorff

/s/ Mark Boggess	Director	February 18, 2016
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolutionary Genomics, Inc. and Subsidiary

Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolutionary Genomics, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

EKS&H LLLP

February 18, 2016

Boulder, Colorado

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014

A S S E T S

Current assets
Cash	$3,823	$459,583
Accounts receivable	16,148	40,631
Trading securities	257,698	269,694
Prepaid expenses	22,094	16,041
Total current assets	299,763	785,949

Non-current assets
Property and equipment, net	138,826	164,334
Intangible assets, net	2,560,317	32,007
Investment in VetDC, Inc.	171,924	201,924
Equity investment in EG I, LLC	—	174,131
Total non-current assets	2,871,067	572,396
Total assets	$3,170,830	$1,358,345

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY
Current liabilities
Accounts payable and accrued expenses	$139,850	$59,500
Billings in excess of costs	113,902	116,965
Total current liabilities	253,752	176,465

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized, and no shares issued outstanding at December 31, 2015; 10,000,000 authorized at December 31, 2014
Series B-2 Convertible Preferred Stock, $0.001 par value; 2,500,000 shares authorized, 1,219,244 shares issued and outstanding at December 31, 2014; liquidation preference of $1,341,168	—	1,341,168

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 and 4,662,654 shares issued and outstanding at December 31, 2015 and 2014, respectively	5,882	3,853
Additional paid-in capital	12,699,467	9,340,428
Accumulated deficit	(9,788,271)	(9,502,272)
Total Evolutionary Genomics, Inc. stockholders' equity (deficit)	2,917,078	(157,991)
Non-controlling interest	—	(1,297)
Total equity (deficit)	2,917,078	(159,288)
Total liabilities and stockholders' equity	$3,170,830	$1,358,345

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

	2015	2014

Service revenue	$262,924	$348,031

Cost of services sold	146,576	540,133

Gross profit (loss)	116,348	(192,102)

Operating expenses
Research and development	416,160	115,725
Salaries and benefits	128,929	212,021
General and administrative	294,117	470,569
Total operating expenses	839,206	798,315

Operating (loss)	(722,858)	(990,417)

Other income (expenses):
Investment income	57	775
Gain on investment in EG I, LLC	473,203	—
Realized loss on the sale of investments	(14,786)	—
Unrealized gain (loss) on trading securities	25,049	(328,139)
Equity method investment losses of EG I, LLC	(46,664)	(82,483)
Total other income (expenses)	436,859	(409,847)

Net (loss) income	(285,999)	(1,400,264)
Net loss attributable to non-controlling interest	—	1,297

Net loss attributable to common shareholders	$(285,999)	$(1,398,967)

Net loss per common share, basic and diluted	$(0.06)	$(0.31)

Weighted average common shares outstanding, basic and diluted	4,906,503	4,529,537

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity

December 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accumulated	Minority	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2013	3,034,857	$3,035	$7,465,585	$(8,103,305)	$—	$(634,685)
Issuance of Common Stock	657,001	657	1,970,346	—	—	1,971,003
Common Stock issued on option exercise	120,000	120	65,880	—	—	66,000
Common Stock issued on warrant exercise	3,306	3	3,634	—	—	3,637
Common Stock issued to consultant	20,000	20	21,980	—	—	22,000
Stock compensation	18,000	18	68,003	—	—	68,021
Distribution to Fona Shareholders in connection with purchase of Fona, Inc.	—	—	(255,000)	—	—	(255,000)
Net (loss)	—	—	—	(1,398,967)	(1,297)	(1,400,264)
Balance, December 31, 2014	3,853,164	$3,853	$9,340,428	$(9,502,272)	$(1,297)	$(159,288)
Stock compensation	—	—	8,929	—	—	8,929
Shares issued for Acquisition of EG I, LLC	777,286	777	2,010,161	—	—	2,010,938
Issuance of Common Stock to Fona, Inc. shareholders	32,204	33	—	—	1,297	1,330
Conversion of Preferred Stock	1,219,244	1,219	1,339,949	—	—	1,341,168
Net (loss)	—	—	—	(285,999)	—	(285,999)
Balance, December 31, 2015	5,881,898	$5,882	$12,699,467	$(9,788,271)	$—	$2,917,078

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(285,999)	$(1,400,264)
Adjustments to reconcile net (loss) to net cash flows from operating activities
Depreciation and amortization	28,111	10,788
Equity method investment losses	46,664	82,483
Stock-based compensation	8,929	90,021
Realized gain on sale of investment in VetDC, Inc.	(4,500)	—
Realized loss on sale of trading securities	19,286	—
Gain on investment in EG I, LLC	(473,203)
Unrealized (gain) or loss on trading securities	(25,049)	328,139
Changes in operating assets and liabilities:
Accounts receivable	24,483	83,833
Prepaid expenses	(6,053)	(10,541)
Accounts payable and accrued expenses	80,350	11,516
Billings in excess of costs	(3,063)	116,965
Cash flows from operating activities	(590,044)	(687,060)

Cash flows from investing activities:
Purchase of property and equipment	—	(163,641)
Distribution to shareholders in connection with purchase of Fona, Inc.	—	(255,000)
Investment in EG I, LLC	—	(249,280)
Cash received in acquisition of EG I, LLC	82,025
Proceeds from sale of investment in VetDC, Inc.	34,500	—
Purchase of trading securities	—	(597,833)
Proceeds from sale of trading securities	17,759	—
Payment of subscription payable	—	(201,924)
Cash flows from investing activities	134,284	(1,467,678)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	1,971,003
Proceeds from exercise of Common Stock warrants	—	3,637
Proceeds from exercise of Common Stock options	—	66,000
Cash flows from financing activities	—	2,040,640

Net change in cash	(455,760)	(114,098)

Cash, beginning of year	459,583	573,681

Cash, end of year	$3,823	$459,583
Supplemental disclosure of non-cash investing and financing activities
Stock issued in acquisition of EG I, LLC	$2,011,000	$—

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1: Business Activity

Evolutionary Genomics, Inc. (the “Company,” “We,” or “Our”) has developed a unique technology platform, the Adapted Traits Platform (“ATP”), to identify commercially valuable genes that control important traits in animals and plants. We are using the ATP to identify genes to improve crop plant traits such as yield, sugar content, biomass, drought tolerance, and pest/disease resistance. Our platform identifies key genes that have changed successfully to impart new or improved traits.

The Company performs its research on behalf of governmental organizations, non-profit foundations, and commercial entities and receives revenue from grants and commercial research contracts. These grants/contracts contain fixed-fee arrangements and may also have licensing provisions upon effective commercialization of research results. Successful commercialization may take many years to produce license royalty payments. Ownership of intellectual property developed in research projects varies from the Company retaining no rights to intellectual property, to joint ownership, to the Company retaining all rights.

During the year ended December 31, 2014, the Company purchased 75.16% of the outstanding stock of Fona, Inc., (“Fona”) a public shell company for $255,000. As a public shell company does not constitute a business and the purchase was done in contemplation of a reverse merger, the Company accounted for the payment as a distribution to Fona, Inc. shareholders. The Company also entered into an Agreement and Plan of Merger (the “Merger”), which was consummated on October 19, 2015. Further information about these transactions can be found in Note 13.

As a result of the Merger, Evolutionary Genomics, Inc. became a wholly owned subsidiary of Fona. For accounting purposes, the merger was treated as a reverse acquisition with Evolutionary Genomics, Inc. as the acquirer and Fona as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Evolutionary Genomics, Inc. Pro-forma information has not been presented as the financial information of Fona was insignificant. Subsequent to the Merger, Fona, Inc. was renamed Evolutionary Genomics Inc.

In conjunction with the Merger, the Company acquired the remaining 77% of EG I, LLC. This transaction was accounted for as a business combination.

Note 2: Summary of Significant Accounting Policies

Principals of Consolidation: These consolidated financial statements include the accounts of Evolutionary Genomics, Inc. and its wholly owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash: The Company considers all highly liquid investments purchased with an original or remaining maturity of six months or less when purchased to be cash.

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of December 31, 2015 and 2014. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Trading Securities: The Company’s short-term investments are comprised of equity securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2015 and 2014. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Property and Equipment: Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over three- to seven-year estimated useful lives of software, furniture and fixtures, and equipment. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2015 and 2014.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset.

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. The carrying amount of the investment as of December 31, 2015 and 2014 was $171,924 and $201,924, respectively. VetDC, Inc. is the only cost method investment that the Company owns. The Company is exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. The fair value of the investment was not measured as of December 31, 2015 and 2014 because no identified events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of December 31, 2015 and 2014. All revenue for the years ended December 31, 2015 and 2014 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the years ended December 31, 2015 and 2014.

In our Master Services Agreement with the Bill and Melinda Gates Foundation, we grant them a royalty-free license for use of intellectual property developed in low-income economies and lower-middle-income economies according to the World Bank classification and expressly excludes all of North America and Europe. The Company retains all rights to the use of intellectual property outside of these regions.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2015 and 2014, a full valuation allowance has been established on the net deferred tax asset.

Under the Income Tax topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company has no accruals for uncertain tax benefits.

Stock-Based Compensation: The Company accounts for stock option awards in accordance with ASC 718. The estimated grant-date fair value of stock-based awards, adjusted for those awards that are not expected to vest (forfeitures), is expensed over the requisite service period, which is typically equivalent to the vesting term of the award.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services received follows the provisions of ASC Topic 505-50. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development: Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for research and development activities, we may prepay for services at the initiation of the contract. We record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted research and development services are performed.

Net Loss Per Common Share: Basic net loss per common share excludes any dilutive effects of equity instruments.  We compute basic net loss per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net loss per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the Years ending December 31, 2015 and 2014 no common stock equivalents were included because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of the auditors’ report, which is the date that these consolidated financial statements were available for issuance.

Note 3: New Accounting Standards

In November 2014, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact of the standard on its consolidated financial statements, but upon adoption it is not expected to have a material impact on the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company believes the adoption of this guidance will not have a material effect on its consolidated financial statements.

Note 4: Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820 provides three levels of the fair value hierarchy as described below:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs – Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3 Inputs – Unobservable inputs that are supported by little or no market activity.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2014
Trading securities	$269,694	$269,694	$—	$—
	$269,694	$269,694	$—	$—
Balance at December 31, 2015
Trading securities	$257,698	$257,698	$—	$—
	$257,698	$257,698	$—	$—

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the closing trade on December 31, 2015. For the Company’s Level 3 measures, the Investment in VetDC, Inc. is carried at its cost basis and the Intangible asset – research in progress is carried at its cost basis as explained in Note 6. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2015 and 2014 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following as of December 31, 2015 and 2014:

	2015	2014
Equipment	$329,304	$329,304
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	400,470	400,470
Accumulated depreciation	(261,644)	(236,136)
Property and equipment, net	$138,826	$164,334

Depreciation expense for the years ended December 31, 2015 and 2014 was $25,508 and $8,186, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Acquired research in progress - indefinite lived	$2,530,913	$—
Patents	52,045	52,045
Accumulated amortization	(22,641)	(20,038)
Intangible assets, net	$2,560,317	$32,007

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $16,394 thereafter. Amortization expense for the patents during the years ended December 31, 2015 and 2014 was $2,603 and $2,602, respectively.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In its merger completed on October 19, 2015 (Note 13), the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in early 2017. Additional expected costs to complete the research are expected to be approximately $280,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

Note 7: Income Taxes

The Company has incurred net losses every year and expects to incur losses in the future.  As a result, the Company did not record a federal tax provision or benefit during 2015 or 2014.

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

Year Ended December 31,	2015	2014
Federal statutory rate	35.00%	35.00%
Effective state rate	3.35%	3.35%
Permanent differences:
Incentive stock options	-1.20%	-0.62%
Lobbying expense	-8.05%	-3.01%
Meals and entertainment	-0.03%	-0.02%
Valuation allowance	-29.07%	-34.70%
Effective rate	0.00%	0.00%

The components of deferred income tax assets and liabilities were as follows:

	December 31,
	2015	2014
Deferred tax assets
Loss carryforwards	$1,447,000	$1,357,000
Marketable securities	116,000	126,000
Less valuation allowance	(1,557,000)	(1,474,000)
Deferred tax assets	$6,000	$9,000

Deferred tax liabilities
Depreciation/amortization	$(6,000)	$(9,000)
Deferred tax liabilities	$(6,000)	$(9,000)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2015 and 2014. The change in the valuation allowance during the years ended December 31, 2015 and 2014 was an increase of $83,000 and $486,000, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

As of December 31, 2015 and 2014, the Company maintained federal net operating loss (“NOL”) carryforwards of approximately $3,772,000 and $3,565,000. Use of NOL carryforwards are limited by the provisions of section 382 of the Internal Revenue Code. As of December 31, 2015, the Company also maintained a general business tax credit carryover of approximately $200,000 related to its qualifying research and development activities. The NOL carryforwards and tax credits expire in the years 2027 through 2033.

Note 8: Stockholders’ Equity and Warrants

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock, including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in series and to establish the characteristics thereof.

Warrants: As of December 31, 2015 and 2014, the Company has outstanding warrants to purchase 113,479 shares of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2014	141,305	$6.60	6.75
Granted	—
Exercised	(3,306)
Expired	(10,884)
Balance, December 31, 2014	127,115	$6.60	5.75
Granted	—
Exercised	—
Expired	(13,636)
Balance, December 31, 2015	113,479	$6.60	4.78

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the years ended December 31, 2015 and 2014, the Company recorded compensation costs for incentive stock options of $8,929 and $22,571, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the years ended December 31, 2015 and 2014. Additionally, during the year ended December 31, 2014, the Company granted unrestricted Common Stock to the Company’s Board of Directors. The value of the grant was $45,450 and was recorded as stock-based compensation.

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of the outstanding options, there was not a public market for the Company’s shares. Accordingly, the Company utilized the value obtained in equity transactions with unrelated parties to estimate the fair value of the Company’s Common Stock on the date of grant. Volatility of the underlying common shares was determined based on the historical volatility for similar companies that are actively traded in the public markets for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected life of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107 and the forfeiture rate was set at 0%.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2014	340,000	$0.55	8.39
Granted	—	—	—
Exercised	(120,000)	0.55	—
Cancelled	—	—	—

Balance, December 31, 2014	220,000	$0.55	7.39

Exercisable at December 31, 2014	120,000	$0.55	7.39

Balance, January 1, 2015	220,000	$0.55	7.39
Granted	—	—	—
Exercised	—	—	—
Cancelled	(33,333)	—	—

Balance, December 31, 2015	186,667	$0.55	6.39	$364,001

Exercisable at December 31, 2015	186,667	$0.55	6.39	$364,001

During each of the years ended December 31, 2015 and 2014, options for 100,000 shares vested. As of December 31, 2015, there was no unrecognized compensation cost related to share-based compensation arrangements.

Note 10: Commitments and Contingencies

Officer Indemnification: Under the Company’s organizational documents, the Company’s officers, employees, and directors are indemnified against certain liabilities arising out of the performance of their duties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects any risk of loss to be remote. The Company also has an insurance policy for its directors and officers to insure them against liabilities arising from their performance in their positions with the Company.

Lease Commitments: The Company leases its operating facility and prepaid 12 months of rent on June 16, 2014 for the period of July 1, 2014 through June 30, 2015. The lease was extended and the second-year rent of $27,500 will be paid in monthly installments of $2,291 per month during the second year. Renewals are by mutual agreement. The Company recorded $0 and $13,750 of prepaid rent as of December 31, 2015 and 2014, respectively. The Company’s rent expense for the years ended December 31, 2015 and 2014 was $27,500 and $24,750, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2015, thus limiting any future royalties as of December 31, 2015 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2015 and 2014 because it has not received any revenue from the sale of products to date.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 2,052,840 shares or 34.9% of the Common Stock outstanding as of December 31, 2015.

VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of Series A-2 preferred stock in VetDC, Inc., a Delaware C corporation that is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves.

Note 12: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For each of the years ended December 31, 2015 and 2014, the Company had two customers that represented all gross service revenue. As of December 31, 2015 and 2014, 100% of the Company’s accounts receivable were due from one customer. As of December 31, 2015 and 2014, the maximum exposure to credit losses for these customers was $16,148 and $40,631, respectively. Loss of one or both of these customers without acquisition of additional customers could significantly impact the Company’s revenue.

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

Note 13: Agreement and Plan of Merger

On June 6, 2014, the Company, EG I, LLC (“EG I”), Fona, Inc., a Nevada corporation (“Fona”), Fona Merger Sub, Inc., a Delaware corporation (“Sub”), and Fona Merger Sub, LLC, a Colorado limited liability company (“Sub LLC”) entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 (the “Merger Agreement”), pursuant to which, on October 19, 2015 Sub merged with the Company and Sub LLC merged with EG I, with each the Company and EG I surviving as wholly owned subsidiaries of Fona. On October 19, 2015, Fona changed its name to Evolutionary Genomics, Inc.

Pursuant to the terms of the Merger Agreement, Fona issued to stockholders of record of the Company 308,821,675 newly issued shares of Common Stock, par value $0.001 per share of Fona, giving them 86.2% of the combined company, and 47,323,188 shares of Common Stock to the members of EG I, giving them 13.3% of the combined company. The original shareholders of Fona retained 1,960,688 shares, or 0.5% of the combined company. The Mergers are intended to be a transaction or transactions described in Section 351 of the Internal Revenue Code (the “Code”). In addition, a 1 for 60.8826565 shares reverse split of the Common Stock took place on October 19, 2015.

The acquisition of the remaining 77% of EG, I LLC was accounted for as a business combination on October 19, 2015.  The outstanding shares were acquired by issuing 777,286 (post-split) shares of common stock with an estimated fair value of approximately $2,011,000. The purchase price was allocated as follows:

Cash	$82,000
In process research and development	$2,530,000
Investment in subsidiary	$(600,670)

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The following unaudited pro forma financial information presents the combined results of the Company and EG I, LLC for the full years ended December 31, 2015 and 2014 as if the acquisition had closed on January 1, 2014 (in thousands):

	December 31,
	2015	2014
Revenue	$110,997	$1,644
Net loss	$928,414	$1,748,227
Loss per share basic and diluted	$0.16	$0.30