Form 10-K/A
period 2015-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2016-02-25
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Shares outstanding as of February 15, 2016 was 5,881,898 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:   None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Evolutionary Genomics, Inc. (the “Company”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 18, 2016 (the “Form 10-K”), is solely to change the number of shares of common stock outstanding as of February 15, 2016 listed on the Cover Page of the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

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

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EVOLUTIONARY GENOMICS, INC.

February 25, 2016	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	February 25, 2016
Steve B. Warnecke

/s/ Virginia Orndorff	Director	February 25, 2016
Virginia Orndorff

/s/ Mark Boggess	Director	February 25, 2016
Mark Boggess