Form 10-Q
period 2016-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2016-05-11
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-54129

——————————

EVOLUTIONARY GENOMICS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-4369698
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1026 Anaconda Drive, Castle Rock, CO 80108

(Address of principal executive offices including zip code)

(720) 900-8666

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 31, 2016, the Registrant had 5,881,898 shares of common stock, $.001 par value and 558,015 shares of series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
A S S E T S

Current assets
Cash	$327,180	$3,823
Accounts receivable	18,963	16,148
Trading securities	2,431,605	257,698
Prepaid expenses	37,667	22,094
Total current assets	2,815,415	299,763

Non-current assets
Property and equipment, net	132,449	138,826
Intangible assets, net	2,559,667	2,560,317
Investment in VetDC, Inc.	124,097	171,924
Total non-current assets	2,816,213	2,871,067
Total assets	$5,631,628	$3,170,830

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$26,063	$139,850
Billings in excess of costs	64,880	113,902
Total current liabilities	90,943	253,752

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at March 31, 2016 and December 31, 2015
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 558,015 shares issued and outstanding at March 31, 2016; liquidation preference of $2,943,063; No shares issued and outstanding at December 31, 2015	2,929,579	—

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,5,881,898 shares issued and outstanding at March 31, 2016 and December 31, 2015	5,882	5,882
Preferred Stock	13,484	—
Additional paid-in capital	12,671,027	12,699,467
Accumulated deficit	(10,079,287)	(9,788,271)
Total Evolutionary Genomics, Inc. stockholders' equity	2,611,106	2,917,078
Total liabilities and stockholders' equity	$5,631,628	$3,170,830

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Service and grant revenue	$67,984	$—

Cost of services sold	32,087	—

Gross profit	35,897	—

Operating expenses
Research and development	137,497	99,229
Salaries and benefits	40,590	35,643
General and administrative	77,146	75,888
Total operating expenses	255,233	210,760

Operating (loss)	(219,336)	(210,760)

Other income (expenses):
Investment income	1,200	35
Realized gain on the sale of investments	8,972	—
Unrealized gain (loss) on trading securities	(81,852)	322,375
Equity method investment losses of EG I, LLC	—	(12,011)
Total other income (expenses)	(71,680)	310,399

Net (loss) income	$(291,016)	$99,639
Preferred stock dividend	(13,484)	—
Net (loss) income attributable to common stockholders	$(304,500)	$99,639

Net (loss) income per common share, basic	$(0.05)	$0.02

Weighted average common shares outstanding, basic	5,881,898	4,662,654

Net income per common share, diluted	$(0.05)	$0.02

Weighted average common shares outstanding, diluted	5,881,898	6,068,565

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income or (loss)	$(291,016)	$99,639
Adjustments to reconcile net income or (loss) to net cash flows from operating activities
Depreciation and amortization	7,028	7,028
Equity method investment losses	—	12,011
Stock-based compensation	10,590	5,643
Realized gain on sale of investments	(8,972)	—
Unrealized (gain) or loss on trading securities	81,852	(322,375)
Changes in operating assets and liabilities:
Accounts receivable	(2,815)	40,631
Prepaid expenses	(15,573)	3,423
Accounts payable and accrued expenses	(113,787)	(39,924)
Billings in excess of costs	(49,022)	—
Cash flows from operating activities	(381,715)	(193,924)

Cash flows used for investing activities:
Proceeds from sale of investments	18,184	—
Proceeds from sale of investment in VetDC, Inc.	55,000	—
Purchase of trading securities	(2,272,145)	—
Cash flows used for investing activities	(2,198,961)	—

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	2,904,033	—
Cash flows from financing activities	2,904,033	—

Net change in cash	323,357	(193,924)

Cash, beginning of period	3,823	743,166

Cash, end of period	$327,180	$549,242

Non-cash accretion of preferred stock dividends	$13,484	$—

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1: Business Activity

Evolutionary Genomics, Inc. (the “Company,” “We,” or “Our”) has developed a technology platform, the Adapted Traits Platform (“ATP”), to identify commercially valuable genes that control important traits in animals and plants. We are using the ATP to identify genes to improve crop plant traits such as yield, sugar content, biomass, drought tolerance, and pest/disease resistance. Our platform identifies key genes that have changed successfully to impart new or improved traits.

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

During the three months ended March 31, 2015, the Company purchased 75.16% of the outstanding stock of Fona, Inc., (“Fona”) a public shell company for $255,000. Since Fona was a public shell company which does not constitute a business and the purchase was done in contemplation of a reverse merger, the Company accounted for the payment as a distribution to Fona, Inc. shareholders. The Company also entered into an Agreement and Plan of Merger (the “Merger”), which was consummated on October 19, 2015. Further information about these transactions can be found in Note 12.

As a result of the Merger, Evolutionary Genomics, Inc. became a wholly owned subsidiary of Fona. For accounting purposes, the merger was treated as a reverse acquisition with Evolutionary Genomics, Inc. as the acquirer and Fona as the acquired party. The business and financial information included in this report is the business and financial information of Evolutionary Genomics, Inc. Pro-forma information has not been presented as the financial information of Fona was insignificant. Subsequent to the Merger, Fona, Inc. was renamed Evolutionary Genomics, Inc.

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

Cash: The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash.

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of March 31, 2016 and December 31, 2015. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2016 and December 31, 2015. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2016 and 2015.

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

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. During the three months ended March 31, 2016, the Company sold 47,827 of these shares to unrelated parties for $55,000 and recorded a gain of $7,113. The carrying amount of the investment as of March 31, 2016 and December 31, 2015 was $124,097 and $171,924, respectively. VetDC, Inc. is the only cost method investment that the Company owns. The Company is exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. The fair value of the investment was not measured as of March 31, 2016 and December 31, 2015 because no identified events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of March 31, 2016 and December 31, 2015. All revenue for the three months ended March 31, 2016 and 2015 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the three months ended March 31, 2016 and 2015.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2016 and December 31, 2015, a full valuation allowance has been established on the net deferred tax asset.

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

For equity instruments issued to consultants and vendors in exchange for goods and services received, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2016, common stock equivalents including 558,015 shares of convertible preferred stock, options for 466,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of these consolidated financial statements.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which  supersedes existing revenue recognition guidance.  In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adoption.

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact of adoption.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments  (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2015
Trading securities	$257,698	$257,698	$—	$—
	$257,698	$257,698	$—	$—
Balance at March 31, 2016
Trading securities	$2,431,605	$2,431,605	$—	$—
	$2,431,605	$2,431,605	$—	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the closing trade on March 31, 2016. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at March 31, 2016 and December 31, 2015 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Equipment	$329,304	$329,304
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	400,470	400,470
Accumulated depreciation	(268,021)	(261,644)
Property and equipment, net	$132,449	$138,826

Depreciation expense for the three months ended March 31, 2016 and 2015 was $6,377 and $6,377, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Acquired research in progress - indefinite lived	$2,530,913	$2,530,913
Patents	52,045	52,045
Accumulated amortization	(23,291)	(22,641)
Intangible assets, net	$2,559,667	$2,560,317

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $15,739 thereafter. Amortization expense for the patents during the three months ended March 31, 2016 and 2015 was $651 and $651, respectively.

In its merger completed on October 19, 2015 (Note 12), the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in early 2017. Additional expected costs to complete the research are expected to be approximately $280,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 7: Stockholders’ Equity and Warrants

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share, 600,000 of which were designated as Series A-1 Convertible Preferred Stock (“Series A-1”).  The Board of Directors, without a vote of the shareholders, is authorized to issue additional shares of Preferred Stock in series and to establish the characteristics thereof.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 Preferred Stock shall be entitled to receive out of the assets of the Company for each share of Series A-1 Preferred Stock an amount equal to its stated value, $5.25 per share as of March 31, 2016, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 Preferred Stock.  The holders shall be entitled to convert their shares of Series A-1 Preferred Stock into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature. The Company determined that there were no beneficial conversion features or embedded derivatives associated with this conversion feature.

Conversion: The holders of Series A-1 may convert their shares of Preferred Stock into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1 Preferred Stock, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2016, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 Preferred Stock outstanding.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of March 31, 2016, no licensing revenue has been received under these provisions and no sinking fund account has been established.

In the event that the amount of cash in the sinking fund account exceeds the liquidation preference of all issued and outstanding shares of Series A-1 Preferred Stock not previously redeemed or converted, the Company shall deliver a notice to the holders of Series A-1 Preferred Stock of its obligation to redeem all of the then outstanding shares of Series A-1 Preferred Stock (i) for cash in an amount equal to $5.25 per share and (ii) by issuing such number of fully paid and nonassessable whole shares of common stock as is obtained by multiplying the Series A-1 Conversion Rate times the number of shares of Series A-1 Preferred Stock so to be redeemed. The Company will accrue for the common stock to be issued when redemption becomes probable.

Dividends: The Company shall pay to the holders of the Series A-1 Preferred Stock dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 Preferred Stock.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 Preferred Stock until dividends of Series A-1 Preferred Stock been paid.  As of March 31, 2016, there were $13,484 in accrued stock dividends, which is reflected as equity as they will be paid in common stock upon conversion or redemption.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Warrants: As of March 31, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 113,479 shares of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2015	127,115	$6.60	5.75
Granted	—
Exercised	—
Expired	(13,636)
Balance, December 31, 2015	113,479	$6.60	4.75
Granted	—
Exercised	—
Expired	—
Balance, March 31, 2016	113,479	$6.60	4.54

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the three months ended March 31, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $10,590 and $5,643, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 280,000 options at an exercise price of $3.00 per share and no options during the three months ended March 31, 2016 and 2015, respectively.

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of the outstanding options, the Company’s stock was very thinly traded in the public market. Accordingly, volatility of the underlying common shares was determined based on the historical volatility for similar companies that are actively traded in the public markets for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected life of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107 and the forfeiture rate was set at 0%.

The fair value of options granted was determined using the following assumptions:

Volatility	26.00%
Expected Term	5.5 - 6.0 years
Dividend Rate	0%
Risk Free Rate	1.31-1.39

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2015	220,000	$0.55	7.39
Granted	—	—
Exercised	—	—
Cancelled	(33,333)	0.55

Balance, December 31, 2015	186,667	$0.55	6.39

Exercisable at December 31, 2015	120,000	$0.55	6.39

Balance, January 1, 2016	186,667	$0.55	6.39
Granted	280,000	3.00
Exercised	—	—
Cancelled	—	—

Balance, March 31, 2016	466,667	$2.02	8.73	$690,668

Exercisable at March 31, 2016	186,667	$0.55	6.15	$550,668

During the three months ended March 31, 2016 and 2015, no options vested. As of March 31, 2016, there was $224,868 unrecognized compensation cost related to share-based compensation arrangements.

Note 9: Commitments and Contingencies

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments of $2,291 per month. Renewals are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2016 and 2015 was $6,875 and $6,875, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2016, thus limiting any future royalties as of March 31, 2016 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2016 and  2015 because it has not received any revenue from the sale of products to date.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 2,052,840 shares or 34.9% of the Common Stock outstanding as of March 31, 2016.

VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of Series A-2 preferred stock in VetDC, Inc., a Delaware C corporation that is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. During the three months ended March 31, 2016, the Company sold 47,827 of these shares to unrelated parties for $55,000 and recorded a gain of $7,113.

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the three months ended March 31, 2016, the Company had two customers that represented all gross service revenue. As of March 31, 2016 and December 31, 2015, 100% of the Company’s accounts receivable were due from one customer. As of March 31, 2016 and December 31, 2015, the maximum exposure to credit losses for these customers was $18,963 and $16,148, respectively. Loss of one or both of these customers without acquisition of additional customers could significantly impact the Company’s revenue.

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

Note 12: Agreement and Plan of Merger

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This report includes “forward-looking statements” that are subject to risks, uncertainties and other factors.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements including continued compliance with government regulations, changing legislation or regulatory environments; any statements of expectation or belief and any statements of assumptions underlying any of the foregoing. These risks, uncertainties and other factors, and the general risks associated with the businesses of the Company described in the reports and other documents filed with the SEC, could cause actual results to differ materially from those referred to in the forward-looking statements.  The Company cautions readers not to rely on these forward-looking statements.  All forward-looking statements are based on information currently available to the Company and are qualified in their entirety by this cautionary statement.  The Company anticipates that subsequent events and developments may cause its views to change.  The information contained in this report speaks as of the date hereof and the Company has or undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise unless required by law.

Company Overview

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

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. Evolutionary Genomics has also filed international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 another soybean pest resistance gene and a synthetic gene with the University of Missouri. The Company has also discovered additional candidate genes that may impact pathogen resistance in multiple crops and genes that may impact fiber length in cotton. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue and this strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability.

Evolutionary Genomics intends to pursue grant funding from governmental agencies, industry associations and grant making foundations but these sources of funding are often subject to limitations in available funds, funding priorities in areas other than the our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of March 31, 2016 and leases its operating facility through June 30, 2016. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$67,984	100.0%	$0	100.0%
Cost of services sold	32,087	47.2%	0	0.0%
Gross profit	35,897	52.8%	0	100.0%
Research and development	137,497	202.2%	99,229	N/A
Salaries and benefits	40,590	59.7%	35,643	N/A
General and administrative	77,146	113.5%	75,888	N/A
Total operating expenses	255,233	375.4%	210,760	N/A
Operating (loss)	(219,336)	-322.6%	(210,760)	N/A
Other income and (expenses)	(71,680)	-105.4%	310,399	N/A
Net loss	$(291,016)	-428.1%	$99,639	N/A

Service and Grant Revenue

Service revenue increased $67,984 to $67,984 for the three months ended March 31, 2016 from $0 for the three months ended March 31, 2015. The increase was primarily due to revenue recognized from our grant project for the Bill and Melinda Gates Foundation and grant revenue received from the State of Colorado Advanced Industries Grant. As of March 31, 2016, there is $64,881 of revenue remaining to be recognized on the Bill and Melinda Gates Foundation grant and $148,103 of revenue remaining to be recognized on the Colorado Advanced Industries Grant.

Cost of Services Sold

Cost of services sold increased to $32,087 for the three months ended March 31, 2016 from $0 for the three months ended March 31, 2015. The increase was primarily due to costs incurred on our grant project for the Bill and Melinda Gates Foundation. As a percentage of revenue, cost of services sold was 47.2% for the three months ended March 31, 2016.

Operating Expenses

Operating expenses increased $44,473, or 21.1%, to $255,233 for the three months ended March 31, 2016 from $210,760 for the three months ended March 31, 2015 and were 375.4% of revenue for the three months ended March 31, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $38,268, or 38.6%, to $137,497 for the three months ended March 31, 2016 from $99,229 for the three months ended March 31, 2015. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development were 202.2% for the three months ended March 31, 2016.

Salaries and Benefits

Salaries and benefits increased $4,947, or 13.9%, to $40,590 for the three months ended March 31, 2016 from $35,643 for the three months ended March 31, 2015. The increase was primarily due to increased stock compensation expense related to the issuance of stock options. As a percentage of revenue, salaries and benefits were 59.7% for the three months ended March 31, 2016.

General and Administrative

General and administrative expenses increased $1,258, or 1.7%, to $77,146 for the three months ended March 31, 2016 from $75,888 for the three months ended March 31, 2015. The increase was primarily due to increased professional fees paid to attorneys and accountants. As a percentage of revenue, general and administrative expenses were 113.5% for the three months ended March 31, 2016.

Other Income and (Expenses)

Total other income and (expenses) decreased $382,079, or 123.1%, to net expenses of $71,680 for the three months ended March 31, 2016 from income of $310,399 for the three months ended March 31, 2015. The decrease was primarily due to unrealized losses on trading securities for the three months ended March 31, 2016 compared to unrealized gains on trading securities for the three months ended March 31, 2015. As a percentage of revenue, other income and (expenses) was (105.4%) for the three months ended March 31, 2016.

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

As of December 31, 2015 and 2014, the Company maintained federal net operating loss (“NOL”) carry-forwards of approximately $3,772,000 and $3,565,000, respectively.  Use of NOL carry-forwards are limited by the provisions of section 382 of the Internal Revenue Code. A study under these provisions will be required to determine NOL limitations.  As of December 31, 2015, we also maintained a general business tax credit carryover of approximately $200,000 related to its qualifying research and development activities. The NOL carry-forwards and tax credits expire in the years 2027 through 2033.

Net Income (Loss)

Net income (loss) decreased $390,655, or 392.1%, to ($291,016) for the three months ended March 31, 2016 from $99,639 for the three months ended March 31, 2015. The decrease was primarily due to unrealized losses on trading securities for the three months ended March 31, 2016 compared to unrealized gains on trading securities for the three months ended March 31, 2015 and increased research costs partially offset by increased revenue.

Financial Condition

The Company’s working capital increased $2,678,461 to $2,724,472 as of March 31, 2016 from $46,011 as of December 31, 2015 primarily due the issuance of $2,929,579 of preferred stock partially offset by the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $381,715 for the three months ended March 31, 2016 compared to $193,924 for the three months ended March 31, 2015. The $187,791, or 110.0%, increase was primarily due to an increased net loss from operations and decreases in accounts payable and billings in excess of costs. Net cash flows used for investing activities increased to $2,198,961 for the three months ended March 31, 2016 from $0 for the three months ended March 31, 2015 primarily due to the purchase of trading securities (treasury bonds and bank certificates of deposit) partially offset by the proceeds from the sale of part of our interest in VetDC, Inc. We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was $2,904,033 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015 due to the issuance of preferred stock during the three months ended March 31, 2016.  The Company expects that these resources are sufficient to fund operational activities for more than the next twelve months and prior to reaching licensing revenue expected in the year ending December 31, 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and prepaid twelve months of rent on June 16, 2014 for the period of July 1, 2014 through June 30, 2015.  The lease was extended and the second year rent of $27,500 will be paid monthly installments of $2,291 per month during the second year.  Renewals are by mutual agreement.  The Company recorded no prepaid rent as of March 31, 2016 or December 31, 2015.  The Company’s rent expense for the three months ended March 31, 2016 and 2014 was $6,875 and $6,875, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending March 31, 2016, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 558,015 shares of Series A-1 Convertible Preferred Stock and received proceeds of $2,929,579.  The proceeds will be used to advance our research projects and for general corporate purposes.

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

EVOLUTIONARY GENOMICS, INC.

BY:	/s/ Steve B Warnecke
Steve B Warnecke
Chief Executive Officer and Chief Financial Officer

May 10, 2016