Form 10-Q
period 2016-06-30
EVOLUTIONARY GENOMICS, INC.
filed 2016-08-12
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of June 30, 2016, the Registrant had 5,881,898 shares of common stock, $.001 par value and 558,015 shares of series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
A S S E T S

Current assets
Cash	$287,334	$3,823
Accounts receivable	49,294	16,148
Trading securities	2,063,199	257,698
Prepaid expenses	18,798	22,094
Total current assets	2,418,625	299,763

Non-current assets
Property and equipment, net	225,912	138,826
Intangible assets, net	2,559,016	2,560,317
Investment in VetDC, Inc.	124,097	171,924
Total non-current assets	2,909,025	2,871,067
Total assets	$5,327,650	$3,170,830

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY
Current liabilities
Current liabilities
Accounts payable and accrued expenses	$15,217	$139,850
Billings in excess of costs	63,920	113,902
Total current liabilities	79,137	253,752

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at June 30, 2016 and December 31, 2015
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 558,015 shares issued and outstanding at
June 30, 2016; liquidation preference of $3,001,655
No shares issued and outstanding at December 31, 2015	2,929,579	—

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at June 30, 2016 and
December 31, 2015	5,882	5,882
Preferred Stock	72,076	—
Additional paid-in capital	12,639,811	12,699,467
Accumulated deficit	(10,398,835)	(9,788,271)
Total Evolutionary Genomics, Inc. stockholders' equity	2,318,934	2,917,078
Total liabilities and stockholders' equity	$5,327,650	$3,170,830

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Service and grant revenue	$50,255	$—	$118,239	$—

Operating expenses
Research and development	139,458	129,871	309,042	229,100
Salaries and benefits	84,876	33,286	125,466	68,929
General and administrative	79,717	56,188	156,863	132,076
Total operating expenses	304,051	219,345	591,371	430,105

Operating (loss)	(253,796)	(219,345)	(473,132)	(430,105)

Other income (expenses):
Investment income	3,312	13	4,512	48
Realized gain (loss) on the sale of investments	(273)	—	8,699	—
Unrealized loss on trading securities	(68,791)	(405,721)	(150,643)	(83,346)
Equity method investment losses of EG I, LLC	—	(7,492)	—	(19,503)
Total other income (expenses)	(65,752)	(413,200)	(137,432)	(102,801)

Net loss	$(319,548)	$(632,545)	$(610,564)	$(532,906)
Preferred stock dividend	(58,592)	—	(72,076)	—
Net loss attributable to common stockholders	$(378,140)	$(632,545)	$(682,640)	$(532,906)

Net loss per common share, basic and diluted	$(0.06)	$(0.14)	$(0.12)	$(0.11)

Weighted average common shares outstanding, basic and diluted	5,881,898	4,662,654	5,881,898	4,662,654

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(610,564)	$(532,906)
Adjustments to reconcile net loss to net
cash flows used for operating activities
Depreciation and amortization	17,411	14,055
Equity method investment losses	—	19,503
Stock-based compensation	37,966	8,929
Realized gain on sale of investments	(8,699)	—
Unrealized loss on trading securities	150,643	83,346
Changes in operating assets and liabilities:
Accounts receivable	(33,146)	40,631
Prepaid expenses	3,296	3,423
Accounts payable and accrued expenses	(124,633)	(39,924)
Billings in excess of costs	(49,982)	—
Cash flows used for operating activities	(617,708)	(402,943)

Cash flows used for investing activities:
Purchase of equipment	(103,196)
Proceeds from sale of investments	718,184	—
Proceeds from sale of investment in VetDC, Inc.	55,000	—
Purchase of trading securities	(2,672,802)	—
Cash flows used for investing activities	(2,002,814)	—

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	2,904,033	—
Cash flows from financing activities	2,904,033	—

Net change in cash	283,511	(402,943)

Cash, beginning of period	3,823	743,166

Cash, end of period	$287,334	$340,223

Non-cash accretion of preferred stock dividends	$(72,076)	$—

The accompanying notes are an integral part of the financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

During 2014, the Company purchased 75.16% of the outstanding stock of Fona, Inc., (“Fona”) a public shell company. Since Fona was a public shell company which does not constitute a business and the purchase was done in contemplation of a reverse merger, the Company accounted for the payment as a distribution to Fona, Inc. shareholders. The Company also entered into an Agreement and Plan of Merger (the “Merger”), which was consummated on October 19, 2015. Further information about these transactions can be found in Note 12.

As a result of the Merger, Evolutionary Genomics, Inc. became a wholly owned subsidiary of Fona. For accounting purposes, the merger was treated as a reverse acquisition with Evolutionary Genomics, Inc. as the acquirer and Fona as the acquired party. The business and financial information included in this report is the business and financial information of Evolutionary Genomics, Inc. Pro-forma information has not been presented as the financial information of Fona was insignificant. Subsequent to the Merger, Fona, Inc. was renamed Evolutionary Genomics, Inc. and our subsidiary was renamed from Evolutionary Genomics, Inc. to EG Crop Science, Inc.

In conjunction with the Merger, the Company acquired the remaining 77% of EG I, LLC. This transaction was accounted for as a business combination.

On May 9, 2016, we formed ICAM Therapeutics, Inc. (a Delaware corporation) as a wholly owned subsidiary of Evolutionary Genomics, Inc.  We have not incurred any transactions in this company nor have we established any business plan for the future.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at June 30, 2016 and December 31, 2015. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Property and Equipment: Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over three- to seven-year estimated useful lives of software, furniture and fixtures and equipment. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three and six months ended June 30, 2016 and 2015.

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

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. The carrying amount of the investment as of June 30, 2016 and December 31, 2015 was $124,097 and $171,924, respectively. VetDC, Inc. is the only cost method investment that the Company owns. The Company is exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. The fair value of the investment was not measured as of June 30, 2016 and December 31, 2015 because no identified events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of June 30, 2016 and December 31, 2015. All revenue for the three and six months ended June 30, 2016 and 2015 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the three and six months ended June 30, 2016 and 2015.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of June 30, 2016 and December 31, 2015, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the six months ended June 30, 2016, common stock equivalents including 558,015 shares of convertible preferred stock, options for 466,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which  supersedes existing revenue recognition guidance.  In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

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

June 30, 2016 (Unaudited)

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2015
Trading securities	$257,698	$257,698	$—	$—
	$257,698	$257,698	$—	$—
Balance at June 30, 2016
Trading securities	$2,063,199	$2,063,199	$—	$—
	$2,063,199	$2,063,199	$—	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at June 30, 2016 and December 31, 2015 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Equipment	$432,500	$329,304
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,666	400,470
Accumulated depreciation	(277,754)	(261,644)
Property and equipment, net	$225,912	$138,826

Depreciation expense for the six months ended June 30, 2016 and 2015 was $16,110 and $12,754, respectively. Depreciation expense for the three months ended June 30, 2016 and 2015 was $9,733 and $6,377, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Acquired research in progress - indefinite lived	$2,530,913	$2,530,913
Patents	52,045	52,045
Accumulated amortization	(23,942)	(22,641)
Intangible assets, net	$2,559,016	$2,560,317

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $15,088 thereafter. Amortization expense for the patents during the six months ended June 30, 2016 and 2015 was $1,301 and $1,302, respectively. Amortization expense for the patents during the three months ended June 30, 2016 and 2015 was $650 and $651, respectively.

In its merger completed on October 19, 2015 (Note 12), the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2017. Additional expected costs to complete the research are expected to be approximately $300,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of June 30, 2016, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of June 30, 2016, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of June 30, 2016, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of June 30, 2016, there were $72,076 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of June 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 113,479 shares of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2015	127,115	$6.60	5.75
Granted	—
Exercised	—
Expired	(13,636)
Balance, December 31, 2015	113,479	$6.60	4.81
Granted	—
Exercised	—
Expired	—
Balance, June 30, 2016	113,479	$6.60	4.31

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the six months ended June 30, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $37,966 and $8,929, respectively. For the three months ended June 30, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $27,376 and $3,286, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 380,000 options at exercises prices of $3.00 and $3.50 per share and no options during the six months ended June 30, 2016 and 2015, respectively.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2015	220,000	$0.55	7.39
Granted	—	—
Exercised	—	—
Cancelled	(33,333)	0.55

Balance, December 31, 2015	186,667	$0.55	6.39

Exercisable at December 31, 2015	120,000	$0.55	6.39

Balance, January 1, 2016	186,667	$0.55	6.39
Granted	380,000	3.13
Exercised	—	—
Cancelled	—	—

Balance, June 30, 2016	566,667	$2.11	8.45	$690,668

Exercisable at June 30, 2016	186,667	$0.55	6.15	$550,668

During the six months ended June 30, 2016 and 2015, no options vested. As of June 30, 2016, there was $297,125 unrecognized compensation cost related to share-based compensation arrangements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,377.90 per month. The minimum lease commitment is $28,535 in the twelve months following June 30, 2016.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2016 and 2015 was $13,750 and $13,750, respectively. The Company’s rent expense for the three months ended June 30, 2016 and 2015 was $6,875 and $6,875, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of June 30, 2016, thus limiting any future royalties as of June 30, 2016 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the six months ended June 30, 2016 and  2015 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 2,052,840 shares or 34.9% of the Common Stock outstanding as of June 30, 2016.

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

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the three and six months ended June 30, 2016, the Company had two customers that represented all gross service revenue. As of June 30, 2016 and December 31, 2015, 100% of the Company’s accounts receivable were due from one customer. As of June 30, 2016 and December 31, 2015, the maximum exposure to credit losses for these customers was $49,294 and $16,148, respectively. Loss of one or both of these customers without acquisition of additional customers could significantly impact the Company’s revenue.

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of June 30, 2016 and leases its operating facility through June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$50,255	100.0%	$—	N/A	$118,239	100.0%	$—	N/A
Research and development	139,458	277.5%	129,871	N/A	309,042	261.4%	229,100	N/A
Salaries and benefits	84,876	168.9%	33,286	N/A	125,466	106.1%	68,929	N/A
General and administrative	79,717	158.6%	56,188	N/A	156,863	132.7%	132,076	N/A
Total operating expenses	304,051	605.0%	219,345	N/A	591,371	500.1%	430,105	N/A
Operating (loss)	(253,796)	-505.0%	(219,345)	N/A	(473,132)	-400.1%	(430,105)	N/A
Other income (expenses):	(65,752)	-130.8%	(413,200)	N/A	(137,432)	-116.2%	(102,801)	N/A
Net loss	$(319,548)	-635.9%	$(632,545)	N/A	$(610,564)	-516.4%	$(532,906)	N/A

Service and Grant Revenue

Service revenue increased $50,255 for the three months ended June 30, 2016 from none for the three months ended June 30, 2015. The increase was primarily due to revenue recognized from our grant project for the Bill and Melinda Gates Foundation and grant revenue received from the State of Colorado Advanced Industries Grant. As of June 30, 2016, there is $63,920 of revenue remaining to be recognized on the Bill and Melinda Gates Foundation grant and $73,810 of revenue remaining to be recognized on the Colorado Advanced Industries Grant.

Service revenue increased $118,239 to $118,239 for the six months ended June 30, 2016 from none for the six months ended June 30, 2015. The increase was primarily due to revenue recognized from our grant project for the Bill and Melinda Gates Foundation and grant revenue received from the State of Colorado Advanced Industries Grant. As of June 30, 2016, there is $63,920 of revenue remaining to be recognized on the Bill and Melinda Gates Foundation grant and $73,810 of revenue remaining to be recognized on the Colorado Advanced Industries Grant.

Operating Expenses

Operating expenses increased $84,706, or 38.6%, to $304,051 for the three months ended June 30, 2016 from $219,345 for the three months ended June 30, 2015 and were 605.0% of revenue for the three months ended June 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Operating expenses increased $161,266, or 37.5%, to $591,371 for the six months ended June 30, 2016 from $430,105 for the six months ended June 30, 2015 and were 500.1% of revenue for the six months ended June 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $9,587, or 7.4%, to $139,458 for the three months ended June 30, 2016 from $129,871 for the three months ended June 30, 2015. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development expenses were 277.5% for the three months ended June 30, 2016.

Research and development increased $79,942, or 34.9%, to $309,042 for the six months ended June 30, 2016 from $229,100 for the six months ended June 30, 2015. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development were 261.4% for the six months ended June 30, 2016.

Salaries and Benefits

Salaries and benefits increased $51,590, or 155.0%, to $84,876 for the three months ended June 30, 2016 from $33,286 for the three months ended June 30, 2015. The increase was primarily due to increased stock compensation expense related to the issuance of stock options and bonuses paid to our Chief Science Officer. As a percentage of revenue, salaries and benefits were 168.9% for the three months ended June 30, 2016.

Salaries and benefits increased $56,537, or 106.1%, to $125,466 for the six months ended June 30, 2016 from $68,929 for the six months ended June 30, 2015. The increase was primarily due to increased stock compensation expense related to the issuance of stock options and bonuses paid to our Chief Science Officer. As a percentage of revenue, salaries and benefits were 106.1% for the six months ended June 30, 2016.

General and Administrative

General and administrative expenses increased $23,529, or 41.9%, to $79,717 for the three months ended June 30, 2016 from $56,188 for the three months ended June 30, 2015. The increase was primarily due to increased professional fees paid to attorneys, accountants and consultants in our process of becoming a public company. As a percentage of revenue, general and administrative expenses were 158.6% for the three months ended June 30, 2016.

General and administrative expenses increased $24,787, or 18.8%, to $156,863 for the six months ended June 30, 2016 from $132,076 for the six months ended June 30, 2015. The increase was primarily due to increased professional fees paid to attorneys, accountants and consultants. As a percentage of revenue, general and administrative expenses were 132.7% for the six months ended June 30, 2016.

Other Income and (Expenses)

Total net other expenses decreased $347,448, or 84.1%, to net expenses of $65,752 for the three months ended June 30, 2016 from $413,200 for the three months ended June 30, 2015. The decrease was primarily due to decreased unrealized losses on trading securities. As a percentage of revenue, other income and (expenses) was (130.8%) for the three months ended June 30, 2016.

Total net other expenses increased $34,631, or 33.7%, to net expenses of $137,432 for the six months ended June 30, 2016 from $102,801 for the six months ended June 30, 2015. The increase was primarily due to increased unrealized losses on trading securities. As a percentage of revenue, other income and (expenses) was (116.2%) for the six months ended June 30, 2016.

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

Net (Loss)

Net (loss) decreased $312,997, or 49.5%, to $319,548 for the three months ended June 30, 2016 from $632,545 for the three months ended June 30, 2015. The decrease was primarily due to a decrease in unrealized losses on trading securities and increased revenue partially offset by increased costs incurred on our pest resistance projects, increased stock compensation expense related to the issuance of stock options and bonuses paid to our Chief Science Officer and increased professional fees paid to attorneys, accountants and consultants.

Net (loss) increased $77,658, or 14.6%, to $610,564 for the six months ended June 30, 2016 from $532,906 for the six months ended June 30, 2015. The increase was primarily due to increases in costs incurred on our grant project for the Bill and Melinda Gates Foundation, increased costs incurred on our pest resistance projects, increased stock compensation expense related to the issuance of stock options and bonuses paid to our Chief Science Officer, increased professional fees paid to attorneys, accountants and consultants and increased unrealized losses on trading securities partially offset by increased revenue.

Financial Condition

The Company’s working capital increased $2,293,477 to $2,339,488 as of June 30, 2016 from $46,011 as of December 31, 2015 primarily due the issuance of $2,929,579 of preferred stock partially offset by the results from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $617,708 for the six months ended June 30, 2016 compared to $402,943 for the six months ended June 30, 2015. The $214,765, or 53.3%, increase was primarily due to an increased net loss from operations and decreases in accounts payable and billings in excess of costs. Net cash flows used for investing activities increased to $2,002,814 for the six months ended June 30, 2016 from none for the six months ended June 30, 2015 primarily due to the purchase of trading securities (treasury bonds and bank certificates of deposit) and equipment, partially offset by the proceeds from the sale of trading securities and the sale of part of our interest in VetDC, Inc. We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was $2,904,033 for the six months ended June 30, 2016 compared to none for the six months ended June 30, 2015 due to the issuance of preferred stock during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and prepaid twelve months of rent on June 16, 2014 for the period of July 1, 2014 through June 30, 2015.  The lease was extended and the second year rent of $27,500 will be paid in monthly installments of $2,291 per month during for the period of July 1, 2015 to June 30, 2016.  The lease was renewed in June 2016 and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,377.90 per month.  Renewals are by mutual agreement.  The Company recorded no prepaid rent as of June 30, 2016 or December 31, 2015.  The Company’s rent expense for the three and six months ended June 30, 2016 and 2015 was $13,750 and $13,750, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending June 30, 2016, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, the Company issued 558,015 shares of Series A-1 Convertible Preferred Stock and received proceeds of $2,929,579 less expenses of $25,546.  The proceeds will be used to advance our research projects and for general corporate purposes.

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

August 12, 2016