Form 10-Q
period 2016-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2016-11-04
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of September 30, 2016, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
A S S E T S

Current assets
Cash	$919,296	$3,823
Accounts receivable	31,830	16,148
Trading securities	1,324,962	257,698
Prepaid expenses	9,514	22,094
Total current assets	2,285,602	299,763

Non-current assets
Property and equipment, net	215,819	138,826
Intangible assets, net	2,558,366	2,560,317
Investment in VetDC, Inc.	124,097	171,924
Total non-current assets	2,898,282	2,871,067
Total assets	$5,183,884	$3,170,830

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$10,571	$139,850
Billings in excess of costs	63,920	113,902
Total liabilities	74,491	253,752

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at September 30, 2016 and December 31, 2015
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at September 30, 2016; liquidation preference of $3,161,343 No shares issued and outstanding at December 31, 2015	3,029,579	—

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding at September 30, 2016 and December 31, 2015	5,882	5,882
Preferred Stock	131,764	—
Additional paid-in capital	12,612,060	12,699,467
Accumulated deficit	(10,669,892)	(9,788,271)
Total Evolutionary Genomics, Inc. stockholders' equity	2,079,814	2,917,078
Total liabilities and stockholders' equity	$5,183,884	$3,170,830

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Service and grant revenue	$31,830	$66,050	$150,069	$66,050

Operating expenses
Research and development	126,231	147,666	435,273	376,766
Salaries and benefits	69,437	30,000	194,903	98,929
General and administrative	70,770	136,882	227,633	268,958
Total operating expenses	266,438	314,548	857,809	744,653

Operating (loss)	(234,608)	(248,498)	(707,740)	(678,603)

Other income (expenses):
Investment income	3,231	9	7,743	57
Realized gain (loss) on the sale of investments	(1,524)	—	7,175	—
Unrealized gain (loss) on trading securities	(38,156)	43,056	(188,799)	(40,290)
Equity method investment losses of EG I, LLC	—	—	—	(19,503)
Total other income (expenses)	(36,449)	43,065	(173,881)	(59,736)

Net loss	$(271,057)	$(205,433)	$(881,621)	$(738,339)
Preferred stock dividend	(59,688)	—	(131,764)	—
Net loss attributable to common stockholders	$(330,745)	$(205,433)	$(1,013,385)	$(738,339)

Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.16)

Weighted average common shares outstanding, basic and diluted	5,881,898	4,662,654	5,881,898	4,662,654

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(881,621)	$(738,339)
Adjustments to reconcile net loss to net cash flows used for operating activities
Depreciation and amortization	28,153	21,083
Equity method investment losses	—	19,503
Stock-based compensation	69,903	8,929
Realized gain on sale of investments	(7,175)	—
Unrealized loss on trading securities	188,799	40,290
Changes in operating assets and liabilities:
Accounts receivable	(15,682)	40,631
Prepaid expenses	12,580	3,423
Accounts payable and accrued expenses	(129,279)	(39,924)
Billings in excess of costs	(49,982)	—
Cash flows used for operating activities	(784,304)	(644,404)

Cash flows used for investing activities:
Purchase of equipment	(103,195)	—
Proceeds from sale of investments	1,418,184	—
Proceeds from sale of investment in VetDC, Inc.	55,000	—
Purchase of trading securities	(2,674,245)	—
Cash flows used for investing activities	(1,304,256)	—

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	3,004,033	—
Cash flows from financing activities	3,004,033	—

Net change in cash	915,473	(644,404)

Cash, beginning of period	3,823	743,166

Cash, end of period	$919,296	$98,762

Non-cash accretion of preferred stock dividends	$(131,764)	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at September 30, 2016 and December 31, 2015. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for by the straight-line method over three- to seven-year estimated useful lives of software, furniture and fixtures and equipment. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three and nine months ended September 30, 2016 and 2015.

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

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. The carrying amount of the investment as of September 30, 2016 and December 31, 2015 was $124,097 and $171,924, respectively. VetDC, Inc. is the only cost method investment that the Company owns. The Company is exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. The fair value of the investment was not measured as of September 30, 2016 and December 31, 2015 because no identified events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of September 30, 2016 and December 31, 2015. All revenue for the three and nine months ended September 30, 2016 and 2015 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the three and nine months ended September 30, 2016 and 2015.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2016 and December 31, 2015, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months ended September 30, 2016, common stock equivalents including 577,063 shares of convertible preferred stock, options for 466,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive.

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

September 30, 2016 (Unaudited)

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments  (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2015
Trading securities	$257,698	$257,698	$—	$—
	$257,698	$257,698	$—	$—
Balance at September 30, 2016
Trading securities	$1,324,962	$1,324,962	$—	$—
	$1,324,962	$1,324,962	$—	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at September 30, 2016 and December 31, 2015 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Equipment	$432,499	$329,304
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	400,470
Accumulated depreciation	(287,846)	(261,644)
Property and equipment, net	$215,819	$138,826

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $26,202 and $19,131, respectively. Depreciation expense for the three months ended September 30, 2016 and 2015 was $10,092 and $6,377, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Acquired research in progress - indefinite lived	$2,530,913	$2,530,913
Patents	52,045	52,045
Accumulated amortization	(24,592)	(22,641)
Intangible assets, net	$2,558,366	$2,560,317

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $14,438 thereafter. Amortization expense for the patents during the nine months ended September 30, 2016 and 2015 was $1,952 and $1,952, respectively. Amortization expense for the patents during the three months ended September 30, 2016 and 2015 was $651 and $651, respectively.

In its merger completed on October 19, 2015 (Note 12), the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2017. Additional costs to complete the research are expected to be approximately $325,900, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of September 30, 2016, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2016, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of September 30, 2016, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of September 30, 2016, there were $131,764 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of September 30, 2016 and December 31, 2015, the Company had outstanding warrants to purchase 113,479 shares of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2015	127,115	$6.60	5.79
Granted	—
Exercised	—
Expired	(13,636)
Balance, December 31, 2015	113,479	$6.60	4.79
Granted	—
Exercised	—
Expired	—
Balance, September 30, 2016	113,479	$6.60	4.04

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the nine months ended September 30, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $69,903 and $8,929, respectively. For the three months ended September 30, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $31,937 and $0, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 380,000 options at exercises prices of $3.00 and $3.50 per share and no options during the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2015	220,000	$0.55	7.39
Granted	—	—
Exercised	—	—
Cancelled	(33,333)	0.55

Balance, December 31, 2015	186,667	$0.55	6.39

Exercisable at December 31, 2015	120,000	$0.55	6.39

Balance, January 1, 2016	186,667	$0.55	6.39
Granted	380,000	3.13
Exercised	—	—
Cancelled	—	—

Balance, September 30, 2016	566,667	$2.11	8.32	$690,668

Exercisable at September 30, 2016	186,667	$0.55	5.64	$550,668

During the nine months ended September 30, 2016 and 2015, no options vested. As of September 30, 2016, there was $265,188 unrecognized compensation cost related to share-based compensation arrangements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,377.90 per month. The minimum lease commitment is $21,401 in the nine months following September 30, 2016.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2016 and 2015 was $20,884 and $20,625, respectively. The Company’s rent expense for the three months ended September 30, 2016 and 2015 was $7,134 and $6,875, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2016, thus limiting any future royalties as of September 30, 2016 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2016 and  2015 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 32.9% of the Common Stock outstanding as of September 30, 2016.

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

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the three and nine months ended September 30, 2016, the Company had two customers that represented all gross service revenue. As of September 30, 2016 and December 31, 2015, 100% of the Company’s accounts receivable were due from one customer. As of September 30, 2016 and December 31, 2015, the maximum exposure to credit losses for these customers was $31,830 and $16,148, respectively. Loss of one or both of these customers without acquisition of additional customers could significantly impact the Company’s revenue.

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

September 30, 2016 (Unaudited)

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

Company Overview

Evolutionary Genomics, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Articles of Merger of Fonahome Corporation, a Minnesota Corporation, into Fona, Inc., a Nevada Corporation, were filed with the Nevada Secretary of State.  On September 6, 2014, Evolutionary Genomics, Inc., a Delaware corporation (“EG”), EG I, LLC (“EG I”) and Fona, Inc., a Nevada corporation (“Fona”), Fona Merger Sub, Inc., a Delaware corporation (“Sub”) and Fona Merger Sub, LLC, a Colorado limited liability company (“Sub LLC”), entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 (the “Merger Agreement”), pursuant to which, on October 19, 2015 Sub merged with EG and Sub LLC merged with EG I, with each EG and EG I surviving as wholly owned subsidiaries of Fona.  On October 19, 2015, Fona changed its name to Evolutionary Genomics, Inc.  The Company maintains headquarters at the office of its Chief Executive Officer. The Company maintains a website at www.evolgen.com.

On August 14, 2000, the Company was issued patent number 6274319, titled “Methods to identify evolutionarily significant changes in polynucleotide and polypeptide sequences in domestic plants and animals”. On September 1, 2004, the Company was issued patent number 6743580, titled “Methods for producing transgenic plants containing evolutionarily significant polynucleotides”. These patents are for the core Adapted Traits Platform that we use for the discovery of genes in humans, animals and commercial crops. The Company has applied the Adapted Traits Platform in research projects including identifying genes believed to be responsible for increases in yield in corn, increases in yield in rice, salt tolerance and sugar content in tomatoes and pest/disease resistance in soybeans and multiple other crops.

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

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. Evolutionary Genomics has also filed international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 (another soybean pest resistance gene) and a synthetic gene with the University of Missouri. The Company has also discovered additional candidate genes that may impact pathogen resistance in multiple crops and genes that may impact fiber length in cotton. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue and this strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability.

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

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of September 30, 2016 and leases its operating facility through June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$31,830	100.0%	$66,050	100.0%	$150,069	100.0%	$66,050	100.0%
Research and development	126,231	396.6%	147,666	223.6%	435,273	290.0%	376,766	570.4%
Salaries and benefits	69,437	218.1%	30,000	45.4%	194,903	129.9%	98,929	149.8%
General and administrative	70,770	222.3%	136,882	207.2%	227,633	151.7%	268,958	407.2%
Total operating expenses	266,438	837.1%	314,548	476.2%	857,809	571.6%	744,653	1127.4%
Operating (loss)	(234,608)	-737.1%	(248,498)	-376.2%	(707,740)	-471.6%	(678,603)	-1027.4%
Other income (expenses):	(36,449)	-114.5%	43,065	65.2%	(173,881)	-115.9%	(59,736)	-90.4%
Net loss	$(271,057)	-851.6%	$(205,433)	-311.0%	$(881,621)	-587.5%	$(738,339)	-1117.8%

Service and Grant Revenue

Service revenue decreased $34,220, or 51.8%, to $31,830 for the three months ended September 30, 2016 from $66,050 for the three months ended September 30, 2015. The decrease was primarily due to decreased revenue recognized from the State of Colorado Advanced Industries Grant.

Service revenue increased $84,019, or 127.2%, to $150,069 for the nine months ended September 30, 2016 from $66,050 for the nine months ended September 30, 2015. The increase was primarily due to increased revenue recognized from our grant project for the Bill and Melinda Gates Foundation and grant revenue received from the State of Colorado Advanced Industries Grant. As of September 30, 2016, there is $63,920 of revenue remaining to be recognized on the Bill and Melinda Gates Foundation grant and $41,979 of revenue remaining to be recognized on the Colorado Advanced Industries Grant.

Operating Expenses

Operating expenses decreased $48,110, or 15.3%, to $266,438 for the three months ended September 30, 2016 from $314,548 for the three months ended September 30, 2015 and were 837.1% of revenue for the three months ended September 30, 2016 compared to 476.2% of revenue for the three months ended September 30, 2015. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Operating expenses increased $113,156, or 15.2%, to $857,809 for the nine months ended September 30, 2016 from $744,653 for the nine months ended September 30, 2015 and were 571.6% of revenue for the nine months ended September 30, 2016 compared to 1127.4% of revenue for the nine months ended September 30, 2015. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $21,435, or 14.5%, to $126,231 for the three months ended September 30, 2016 from $147,666 for the three months ended September 30, 2015. The decrease was primarily due to decreased costs incurred on our pest resistance projects. As a percentage of revenue, research and development expenses were 396.6% for the three months ended September 30, 2016 compared to 223.6% of revenue for the three months ended September 30, 2015.

Research and development increased $58,507, or 15.5%, to $435,273 for the nine months ended September 30, 2016 from $376,766 for the nine months ended September 30, 2015. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development were 290.0% for the nine months ended September 30, 2016 compared to 570.4% for the nine months ended September 30, 2015.

Salaries and Benefits

Salaries and benefits increased $39,437, or 131.5%, to $69,437 for the three months ended September 30, 2016 from $30,000 for the three months ended September 30, 2015. The increase was primarily due to increased stock compensation expense related to the issuance of stock options and a bonus paid to our Chief Science Officer. As a percentage of revenue, salaries and benefits were 218.1% for the three months ended September 30, 2016 compared to 45.4% of revenue for the three months ended September 30, 2015.

Salaries and benefits increased $95,974, or 97.0%, to $194,903 for the nine months ended September 30, 2016 from $98,929 for the nine months ended September 30, 2015. The increase was primarily due to increased stock compensation expense related to the issuance of stock options. As a percentage of revenue, salaries and benefits were 129.9% for the nine months ended September 30, 2016 compared to 149.8% for the nine months ended September 30, 2015.

General and Administrative

General and administrative expenses decreased $66,112, or 48.3%, to $70,770 for the three months ended September 30, 2016 from $136,882 for the three months ended September 30, 2015. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants in our process of becoming a public company. As a percentage of revenue, general and administrative expenses were 222.3% for the three months ended September 30, 2016 compared to 207.2% of revenue for the three months ended September 30, 2015.

General and administrative expenses decreased $41,325, or 15.4%, to $227,633 for the nine months ended September 30, 2016 from $268,958 for the nine months ended September 30, 2015. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants. As a percentage of revenue, general and administrative expenses were 151.7% for the nine months ended September 30, 2016 compared to 407.2% of revenue for the nine months ended September 30, 2015.

Other Income and (Expenses)

Total net other expenses decreased $79,514, or 184.6%, to net expenses of $36,449 for the three months ended September 30, 2016 from income of $43,065 for the three months ended September 30, 2015. The decrease was primarily due to unrealized losses on trading securities. As a percentage of revenue, other income and (expenses) was (114.5%) for the three months ended September 30, 2016 compared to 65.2% of revenue for the three months ended September 30, 2015.

Total net other expenses increased $114,145, or 191.1%, to net expenses of $173,881 for the nine months ended September 30, 2016 from $59,736 for the nine months ended September 30, 2015. The increase was primarily due to increased unrealized losses on trading securities. As a percentage of revenue, other income and (expenses) was 115.9% for the nine months ended September 30, 2016 compared to 90.4% for the nine months ended September 30, 2015.

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

As of December 31, 2015 and 2014, the Company maintained federal net operating loss (“NOL”) carry-forwards of $4,158,000 and $3,565,000, respectively.  Use of NOL carry-forwards are limited by the provisions of section 382 of the Internal Revenue Code. As of December 31, 2015, we also maintained a general business tax credit carryover of approximately $211,000 related to our qualifying research and development activities. The NOL carry-forwards and tax credits expire in the years 2027 through 2035.

Net (Loss)

Net (loss) increased $65,624, or 31.9%, to $271,057 for the three months ended September 30, 2016 from $205,433 for the three months ended September 30, 2015. The increase was primarily due to an increase in unrealized losses on trading securities, decreased revenue, increased stock compensation expense related to the issuance of stock options and a bonus paid to our Chief Science Officer partially offset by decreased costs incurred on our pest resistance projects and decreased professional fees paid to attorneys, accountants and consultants.

Net (loss) increased $143,282, or 19.4%, to $881,621 for the nine months ended September 30, 2016 from $738,339 for the nine months ended September 30, 2015. The increase was primarily due to an increase in unrealized losses on trading securities, increased stock compensation expense related to the issuance of stock options and a bonus paid to our Chief Science Officer and increased costs incurred on our pest resistance projects partially offset by increased revenue and decreased professional fees paid to attorneys, accountants and consultants.

Financial Condition

The Company’s working capital increased $2,165,098 to $2,211,109 as of September 30, 2016 from $46,011 as of December 31, 2015 primarily due the issuance of preferred stock partially offset by the results from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $784,304 for the nine months ended September 30, 2016 compared to $644,404 for the nine months ended September 30, 2015. The $139,900, or 21.7%, increase was primarily due to an increased net loss from operations and decreases in accounts payable and billings in excess of costs. Net cash flows used for investing activities increased to $1,304,258 for the nine months ended September 30, 2016 from none for the nine months ended September 30, 2015 primarily due to the purchase of trading securities (treasury bonds and bank certificates of deposit) and equipment, partially offset by the proceeds from the sale of trading securities and the sale of part of our interest in VetDC, Inc. We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was $3,004,033 for the nine months ended September 30, 2016 compared to none for the nine months ended September 30, 2015 due to the issuance of preferred stock during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,377.90 per month. The minimum lease commitment is $21,401 in the nine months following September 30, 2016.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2016 and 2015 was $20,884 and $20,625, respectively. The Company’s rent expense for the three months ended September 30, 2016 and 2015 was $7,134 and $6,875, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending September 30, 2016, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, the Company issued 577,063 shares of Series A-1 Convertible Preferred Stock and received proceeds of $3,029,579 less expenses of $25,546.  The proceeds will be used to advance our research projects and for general corporate purposes.

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

November 4, 2016