Form 10-K
period 2016-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2017-02-10
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-54129

Evolutionary Genomics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-4369698
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1026 Anaconda Drive, Castle Rock, Colorado 80108
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2016 was $12,753,969 based on the closing price on the last day of trading prior to June 30, 2016.

Shares outstanding as of December 31, 2016 was 5,881,898 shares of common stock, $.001 par value and 577,063 shares of preferred stock, par value $.001.

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

On June 6, 2014, Evolutionary Genomics, Inc., a Delaware corporation (“EG”), EG I, LLC (“EG I”) and Fona, Inc., a Nevada corporation (“Fona”), Fona Merger Sub, Inc., a Delaware corporation (“Sub”) and Fona Merger Sub, LLC, a Colorado limited liability company (“Sub LLC”), entered into an Agreement and Plan of Merger as amended by the Amended and Restated Agreement and Plan of Merger dated March 2, 2015 (the “Merger Agreement”), pursuant to which, on October 19, 2015 Sub merged with EG and Sub LLC merged with EG I, with each EG and EG I surviving as wholly owned subsidiaries of Fona.  On October 19, 2015, Fona changed its name to Evolutionary Genomics, Inc. and carried on the business of Evolutionary Genomics, Inc. as before the merger.

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

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in 2017.  Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to return to those discussions in the fall of 2017 with validation results.  The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton, citrus and coffee.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes.  Through December 31, 2016, the Company has recognized $217,310 of revenue from the contract and expects the research to continue into 2017.  The Company maintains ownership of all intellectual property developed from the use of grant funds.

During 2013 and 2014 EG performed research on two projects for the Bill and Melinda Gates Foundation. On November 1, 2012 Evolutionary Genomics entered into a Master Services Agreement and Work Order #1 under that agreement with the Bill and Melinda Gates Foundation for the validation of EG 261 orthologs in beans and cowpeas.  That validation work was completed in 2016.  While the market for beans and cowpeas is considerably smaller than for soybeans, we intend to patent the genes and market them to the seed companies for commercialization.  Through December 31, 2016, Evolutionary Genomics has recognized the full $762,000 it is entitled to under that work order.

There were no new grants awarded to the Company in the year ended December 31, 2016.

Evolutionary Genomics’ Business Strategy

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. Evolutionary Genomics has also filed international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 (another soybean pest resistance gene) and a synthetic gene with the University of Missouri. Results of this validation trial are expected in various stages during 2017. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

In validation studies completed in 2013, the University of Wisconsin-Madison validated the effectiveness of EG261 in their lab.  If results from the whole plant validation trial confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new genes, the Company will enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.  If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,476.

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

Evolutionary Genomics has identified a gene in tomatoes that appears to impact the plant’s ability to tolerate salt and a gene that appears to control sweetness. The Company filed a patent application on the use of these genes and engaged the University of Florida to perform validation of these genes. Evolutionary Genomics received results from these tests in 2015 which confirm that these genes do significantly impact sweetness in tomatoes. Despite discussions with seed companies, the Company has not been able to reach any agreement to license these genes and there can be no assurance that we will ever realize any revenue from these genes.

In 2014, the Company began a project to identify genes in cotton that may impact traits of commercial interest.  In particular, we intend to focus on pest resistance and fiber length.  We have used our Adapted Traits Platform to identify positively selected candidate genes during the year ended December 31, 2016 and intend to further research these genes to confirm that they were positively selected.  If any of these genes remain promising, we intend to contract with an independent lab to validate the effectiveness of those genes.  These studies can be very costly and there can be no assurance that we will be successful with this project.

Evolutionary Genomics intends to continue to pursue grant funding from governmental agencies, industry associations and grant making foundations but these sources of funding are often subject to limitations in available funds, funding priorities in areas other than our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

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

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications and are not licensed from third parties:

Patent/App Serial #	Jurisdiction	Title	Description	Filing Date	Issue Date	Expire Date
6,274,319	United States	METHODS TO IDENTIFY EVOLUTIONARILY SIGNIFICANT CHANGES IN POLYNUCLEOTIDE AND POLYPEPTIDE SEQUENCES IN DOMESTICATED PLANTS AND ANIMALS	Core Adapted Traits Platform method of gene identification	8/5/1999	8/14/2001	8/5/2019
6,743,580	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	Core Adapted Traits Platform method of gene identification	6/6/2001	6/1/2004	6/6/2021
8,710,300	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	EG261 - soybean pathogen resistance gene	7/23/2013	4/29/2014	7/23/2033
13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/24/2013		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
10112/DELNP/14	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	EG261 - plant pathogen resistance gene - broader claims than issued US patent 8710300	5/23/2013		5/23/2033
14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	Continuation in Part of 61652029 and 61789463 and PCT/US2013/004382 to add data	9/8/2014		9/8/2034
62439192	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG261, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	EG19, EG261 and EGSynthetic genes for pathogen resistance in soybeans	12/23/2015		12/23/2034
14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolernace genes	9/11/2015		9/11/2035
62168389	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolernace genes	5/29/2015		5/29/2035
PCT/US14/028764	Canada	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolernace genes
14769326.1	Europe	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	Tomato sweetness and salt tolernace genes	3/14/2014		3/14/2034

Material Agreements

On November 1, 2012 Evolutionary Genomics entered into a Master Services Agreement and Work Order #1 with the Bill and Melinda Gates Foundation for the validation of EG 261 orthologs in beans and cowpeas. Through December 31, 2016, Evolutionary Genomics finished the work under this contract and has recognized all of the $762,000 it is entitled to under that work order.  Evolutionary Genomics retains ownership of patents and intellectual property developed during the project and will make intellectual property available to people in developing countries at an affordable price.  For intellectual property developed during the project but not on intellectual property that Evolutionary Genomics developed prior to the project, Evolutionary Genomics will pay to the Bill and Melinda Gates Foundation a seven percent royalty on sales of products outside of the developing countries.

Effective September 1, 2013, the Company entered into an agreement with Tennessee State University as amended for the phenotyping of cowpea and common beans.  Evolutionary Genomics has recognized all costs due under this contract.  Evolutionary Genomics retains ownership of all intellectual property.

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance and, on February 21, 2015 entered into the Sponsored Research Contract for phenotyping of transgenic soybean samples.  Including amendments, the total amount to be paid under these contracts is $492,310 and work to be performed under these contracts is the transgenic validation of Evolutionary Genomics soybean genes.  The term of the project is November 1, 2014 through October 31, 2019 and may be terminated with thirty days prior written notice.  Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).  Evolutionary Genomics also has a six month exclusive option period to license nay intellectual property developed during the project under reasonable and customary royalty terms.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes.  Through December 31, 2016, the Company has recognized $217,310 of revenue from the contract and expects the research to continue into 2018.  The Company maintains ownership of all intellectual property developed from the use of grant funds.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had three full time employees and one part time employee as of December 31, 2016.

Facilities

The Company leases its operating facility, extended the lease effective July 1, 2016 through June 30, 2017 and the twelve month rent of $28,535 is being paid in monthly installments of $2,378 per month. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock.  As of December 31, 2016, the Company had 5,881,898 shares of Common Stock outstanding and 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding.  1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 280,000 shares of common stock at an exercise price of $3.00 per share and 100,000 shares of common stock at an exercise price of $3.50 per share.  Options for 120,000 shares have been exercised, 33,333 have been cancelled and option grants of 566,667 shares remain outstanding. 113,479 shares of common stock have been reserved for issuance upon the exercise of warrants outstanding as of December 31, 2016. Those warrants have an average exercise price of $6.60 per share.

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

The Corporation is required to establish a segregated non-interest bearing trust account (the “Sinking Fund Account”) for the benefit of the Holders.  50% of all licensing fees received by the Corporation shall be deposited in the Sinking Fund Account within five (5) Business Days of receipt of any such fees by the Corporation.  In the event that the amount of cash in the Sinking Fund Account exceeds the liquidation preference of all issued and outstanding shares of Series A Preferred Stock not previously redeemed or converted pursuant to the terms hereof, the Corporation shall deliver a notice to the Holders (the “Mandatory Redemption Notice” and the date such notice is deemed delivered hereunder, the “Mandatory Redemption Notice Date”) of its obligation to redeem all of the then outstanding shares of Series A Preferred Stock (i) for cash in an amount equal to the liquidation preference per share and (ii) by issuing such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying (x) the number of shares of Series A Preferred Stock so to be redeemed by (y) the liquidation preference per share of the Series A Preferred Stock, and then by dividing such product by (z) the conversion price per share, payable and issuable, respectively, in full on the 5th Trading Day following the Mandatory Redemption Notice Date.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares at any time into shares of Common Stock at any time prior to the consummation of a liquidation, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2016, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of December 31, 2016, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 has been paid.  As of December 31, 2016, there were $196,549 in accrued stock dividends.

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

We intend to use recent successes in which we have identified genes that may have an impact on pest/disease resistance in soybeans and look for similar genes in other crops. This research may result in significant costs incurred without any commercial value produced. We also intend to attempt to improve the potential pest/disease resistance genes we have identified. Even if we find effective genes, we may not be able to find a commercial market for them.  There can be no assurance we will be able to achieve any improvement and performing this research may also result in significant costs incurred without any commercial value produced. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy and a very small percentage of the genes identified in research are selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed.

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

We perform research for other entities under grant and research agreements that provide service revenue. In addition to the service revenue, our long-term profitability depends on the commercialization of the biotechnology that we provide to other companies for their commercial breeding lines. The extent to which our biotechnology is integrated into these breeding lines is largely outside of our control and can take many years. If our biotechnology is not integrated into breeding lines, we may not realize license revenue which may affect our results of operations.

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

Our officers and directors own, directly or indirectly approximately 34.6% of the outstanding shares of common and preferred stock, excluding options and warrants. Including options and warrants, our officers and directors own, directly or indirectly, approximately 37.2% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

Our certificate of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. We currently have 577,063 shares of preferred stock issued and outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and existing holders of preferred stock, and therefore, reduce the value of those securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2016, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2016, we had available total federal and state net operating loss carryforwards of approximately $4,158,000, which expire in the years 2027 through 2034.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no owned properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent free mailing address at 1026 Anaconda Drive, Castle Rock, CO  80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont, CO 80501. The Company leases its operating facility at 18010 Sunset Place Unit C, Longmont, CO 80501, extended the lease effective July 1, 2016 through June 30, 2017 and the twelve-month rent of $28,535 is being paid in monthly installments of $2,378 per month. Renewals are by mutual agreement.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities.  The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2016, there were outstanding options for 566,667 shares of common stock and outstanding warrants to purchase 113,479 shares of common stock.

As of January 14, 2017, there were approximately 326 holders of the Company's common stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015

Service and grant revenue	$221,582	$262,924
Operating expenses	$1,275,049	$985,782
Net loss	$(1,152,024)	$(285,999)
Preferred stock dividend	$(196,549)	$—
Net loss attributable to common stockholders	$(1,348,573)	$(285,999)

	As of December 31,
	2016	2015

Assets	$6,402,674	$3,170,830
Liabilities	$46,064	$253,752
Preferred stock	$3,029,579	$—
Stockholders’ equity (deficit)	$1,841,348	$2,917,078

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

•

Starting in 2014 and continuing through 2018, Evolutionary Genomics engaged the University of Missouri for the two generation, whole plant validation of the soybean pest resistance genes.  During 2016, the early stages of that research led to the partial validation of the Company’s second soybean pathogen resistance gene, EG19.  Various stages of additional results are expected in 2017 and 2018.

Audited Consolidated Results of Operations:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$221,582	100.0%	$262,924	100.0%
Research and development	719,900	324.9%	562,736	214.0%
Salaries and benefits	264,340	119.3%	128,929	49.0%
General and administrative	290,809	131.2%	294,117	111.9%
Total operating expenses	1,275,049	575.4%	985,782	374.9%
Operating (loss)	(1,053,467)	-475.4%	(722,858)	-274.9%
Other income and (expenses)	(98,557)	-44.5%	436,859	166.2%
Net loss	$(1,152,024)	-519.9%	$(285,999)	-108.8%
Preferred stock dividend	(196,549)	-88.7%	0	0.0%
Net loss attributable to common stockholders	$(1,348,573)	-608.6%	$(285,999)	-108.8%

Service Revenue

Service revenue decreased $41,342, or 15.7%, to $221,582 for the year ended December 31, 2016 from $262,924 for the year ended December 31, 2015. The decrease was primarily due to decreases in service revenue received from EG I, LLC after completion of our merger partially offset by increased recognized revenue on the grant from the Bill and Melinda Gates Foundation.  There were no new grants awarded to the Company during the year ended December 31, 2016.

Operating Expenses

Operating expenses increased $289,267, or 29.3%, to $1,275,049 for the year ended December 31, 2016 from $985,782 for the year ended December 31, 2015 and increased to 575.4% of revenue from 374.9% of revenue. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $157,164, or 27.9%, to $719,900 for the year ended December 31, 2016 from $562,736 for the year ended December 31, 2015. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development increased to 324.9% for the year ended December 31, 2016 from 214.0% for the year ended December 31, 2015 primarily due to increased costs incurred on our pest resistance projects.

Salaries and Benefits

Salaries and benefits increased $135,411, or 105.0%, to $264,340 for the year ended December 31, 2016 from $128,929 for the year ended December 31, 2015. The increase was primarily due to increased general salaries and stock compensation during the year ended December 31, 2016. As a percentage of revenue, salaries and benefits increased to 119.3% for the year ended December 31, 2016 from 49.0% for the year ended December 31, 2014 primarily due to increased general salaries and stock compensation during the year ended December 31, 2016.

General and Administrative

General and administrative expenses decreased $3,308, or 1.1%, to $290,809 for the year ended December 31, 2016 from $294,117 for the year ended December 31, 2015. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants related to our merger. As a percentage of revenue, general and administrative expenses increased to 131.2% for the year ended December 31, 2016 from 111.9% for the year ended December 31, 2015 primarily due decreased revenue in the year ended December 31, 2016.

Other Income and (Expenses)

Total other income and (expenses) changed $535,416, or 122.6%, to an expense of $(98,557) for the year ended December 31, 2016 from an income of $436,859 for the year ended December 31, 2015. The change was primarily due to the gain recognized on our investment in EG I, LLC in conjunction with our merger during the year ended December 31, 2015. As a percentage of revenue, other income and (expenses) changed to (44.5%) for the year ended December 31, 2016 from 166.2% for the year ended December 31, 2015.

Income Taxes

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. It assesses its past earnings history and trends, sales backlogs, and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset because of our history of net losses and its decision that it is unlikely to recognize sufficient net income to realize the benefit of these assets over time until such time that the Company has had a reasonable history of net income. The change in the valuation allowance during the years ended December 31, 2016 and 2015 was an increase of $399,000 and $231,000, respectively. We will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2016 and 2015, the Company maintained federal net operating loss (“NOL”) carry-forwards of $4,158,000 and $3,675,000, respectively.  Use of NOL carry-forwards are limited by the provisions of section 382 of the Internal Revenue Code. As of December 31, 2016, we also maintained a general business tax credit carryover of approximately $211,000 related to its qualifying research and development activities. The NOL carry-forwards and tax credits expire in the years 2027 through 2034.

Net Loss

Net loss increased $866,025, or 302.8%, to $1,152,024 for the year ended December 31, 2016 from $285,999 for the year ended December 31, 2015. The increase was primarily due to decreased revenues, increased research and development expenses on our pest resistance projects, increased salaries and wages and increased stock compensation costs.

Financial Condition

The Company’s working capital increased $2,061,475 to $2,107,486 as of December 31, 2016 from $46,011 as of December 31, 2015 primarily due the proceeds from our preferred stock issuance in the year ended December 31, 2016 partially offset by the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $1,106,443 for the year ended December 31, 2016 compared to $590,044 for the year ended December 31, 2015. The $516,399, or 87.5%, increase was primarily due to the increased net loss. Net cash flows from investing activities of $156,135, for the year ended December 31, 2016, compares to net cash used for investing activities of $134,284 for the year ended December 31, 2015.  The increase was primarily due to proceeds from the sale of VetDC shares partially offset by the purchase of property and equipment.  Net cash provided from financing activities was $3,004,033 for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015 and the increase was due to the issuance of preferred stock.  The Company has no plans to do any additional financings in 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility, extended the lease effective July 1, 2016 and the twelve-month rent of $28,535 is being paid in monthly installments of $2,378 per month. Renewals are by mutual agreement. The Company’s rent expense for the years ended December 31, 2016 and 2015 was $28,018 and 27,500, respectively.

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of December 31, 2016 and 2015. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2016 and 2015. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2016 and 2015.

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

Investment in VetDC, Inc.: As of November 1, 2013, the Company committed to making a $201,924 investment for 201,924 shares of series A-2 preferred stock in VetDC, Inc., a Delaware C corporation, which is focused on developing pet therapeutic products. VetDC, Inc. is related to the Company through common ownership and management. The investment was made for purposes of capital appreciation and from the Company’s excess cash reserves. The Company accounts for its investment in VetDC, Inc. using the cost method. The December 31, 2015 carrying value of this investment was $171,924 and all shares were sold in the year ended December 31, 2016 and the Company recognized a $69,222 gain. VetDC, Inc. was the only cost method investment that the Company owns.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of December 31, 2016 and 2015. All revenue for the years ended December 31, 2016 and 2015 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the years ended December 31, 2016 and 2015.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2016 and 2015, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2016, common stock equivalents including 577,063 shares of convertible preferred stock, options for 466,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive. For the year ended December 31, 2015, common stock equivalents including options for 186,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	59	Chairman of the Board, President, CEO, CFO
Walter Messier	61	Treasurer, Secretary
Virginia Orndorff	66	Director
Mark Boggess	56	Director

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of the Company on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. since November 2012, President of CereScan Corp since November 2016 and Chairman of Children’s Partners Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He has also served as Senior Vice-President of Children’s Hospital Colorado Foundation from 2003 through January 2017 and been a member of the Board of Directors of CereScan since October 2014 and Bone Biologics, Inc. since November 2014 Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to January 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. from January 2011 to May 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2016	$137,500	$—	$24,295	$7,500	$169,295
Chief Executive Officer	2015	$120,000	$—	$—	$—	$120,000
Chairman of the Board	2014	$120,000	$—	$—	$15,150	$135,150
	2013	$120,000	$—	$—	$—	$120,000
	2012	$120,000	$—	$26,883	$—	$146,883

Walter Messier	2016	$138,510	$25,000	$24,295	$—	$187,805
Chief Technology Officer	2015	$124,823	$—	$—	$—	$124,823
Secretary	2014	$122,412	$20,000	$—	$—	$142,412
	2013	$120,000	$15,000	$—	$—	$135,000
	2012	$100,000	$—	$33,856	$—	$133,856

Virginia Orndorff	2015	$—	$—	$10,378	$7,500	$17,878
Director	2015	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$15,150	$15,150
	2013	$—	$—	$—	$—	$—
	2012	$—	$—	$4,313	$—	$4,313

Mark Boggess	2016	$—	$—	$10,378	$7,500	$17,878
Director	2015	$—	$—	$—	$—	$—
	2014	$—	$—	$—	$37,150	$37,150
	2013	$—	$—	$—	$—	$—
	2012	$—	$—	$4,313	$—	$4,313

The Company had no employment agreements as of December 31, 2016 and paid cash compensation of $7,500 each to its directors during the year ended December 31, 2016 and did not pay cash compensation to its directors in the years ended December 31, 2015, 2014, 2013 or 2012. During the year ended December 31, 2016, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess and 100,000 shares each to Walter Messier and Steve Warnecke.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2016 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding.  None of the officers or directors own any shares of preferred stock.

	Number of		Percentage
	Shares Owned		of Shares
Name and Address	or Controlled		Owned

Steve B. Warnecke	1,932,088	(1)	29.91%
1026 Anaconda Drive
Castle Rock, CO 80108

Virginia Orndorff	119,204	(2)	1.85%
1026 Anaconda Drive
Castle Rock, CO 80108

Mark Boggess	26,000	(3)	0.40%
1026 Anaconda Drive
Castle Rock, CO 80108

Walter Messier	160,615	(4)	2.49%
1026 Anaconda Drive
Castle Rock, CO 80108

All Officers and Directors as a Group (1)	2,237,907		34.65%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2016 and 2015 for professional services rendered by our principal accountant, EKS&H for the audit of our annual financial statements and quarterly reviews were $47,948 and $17,527, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2016 and 2015 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2016 and 2015, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2016 and 2015.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC.(1)
3.1	Form of Amended and Restated Articles of Incorporation (2)**
3.2	Bylaws of the Company (3)
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock (4)
4.1	Specimen Stock Certificate (5)
10.1	Equity Incentive Plan**
10.2	Tennessee State University Agreement**
10.3	Tennessee State University Amendment**
10.4	Fee for Services Agreement University of Missouri**
10.5	Contract for Services University of Missouri**
10.6	Bill and Melinda Gates Foundation MSA**
10.7	Bill and Melinda Gates Foundation WO 1**
10.8	State of Colorado Grant Agreement**
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract*
10.10	Amendment 2 to the UM Zhang Sponsored Research Contract*
21.1	Subsidiaries of Evolutionary Genomics, Inc.*
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(4)

Previously filed as Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016.

(5)

Previously filed as Exhibit 4.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EVOLUTIONARY GENOMICS, INC.

February 10, 2017	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	February 10, 2017
Steve B. Warnecke

/s/ Virginia Orndorff	Director	February 10, 2017
Virginia Orndorff

/s/ Mark Boggess	Director	February 10, 2017
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Evolutionary Genomics, Inc. and Subsidiary

Longmont, Colorado

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Evolutionary Genomics, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

EKS&H LLLP

February 10, 2017

Boulder, Colorado

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015

A S S E T S

Current assets
Cash	$2,057,548	$3,823
Accounts receivable	9,289	16,148
Trading securities	64,299	257,698
Prepaid expenses	22,414	22,094
Total current assets	2,153,550	299,763

Non-current assets
Property and equipment, net	205,726	138,826
Intangible assets, net	4,043,398	2,560,317
Investment in VetDC, Inc.	—	171,924
Total non-current assets	4,249,124	2,871,067
Total assets	$6,402,674	$3,170,830

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY
Current liabilities
Accounts payable and accrued expenses	$46,064	$139,850
Billings in excess of costs	—	113,902
Total current liabilities	46,064	253,752

Long-term liabilities
Deferred tax liability	1,485,683	—
Total liabilities	1,531,747	253,752

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at December 31, 2016 and 2015
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
December 31, 2016; liquidation preference of $3,226,130	3,029,579	—

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at December 31, 2016 and 2015	5,882	5,882
Preferred Stock	196,549	—
Additional paid-in capital	12,579,212	12,699,467
Accumulated deficit	(10,940,295)	(9,788,271)
Total stockholders' equity	1,841,348	2,917,078
Total liabilities and stockholders' equity	$6,402,674	$3,170,830

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015

Service and grant revenue	$221,582	$262,924

Operating expenses
Research and development	719,900	562,736
Salaries and benefits	264,340	128,929
General and administrative	290,809	294,117
Total operating expenses	1,275,049	985,782

Operating (loss)	(1,053,467)	(722,858)

Other income (expenses):
Investment income	7,436	57
Gain on investment in EG I, LLC	—	473,203
Realized gain (loss) on the sale of investments	59,856	(14,786)
Unrealized gain (loss) on trading securities	(165,849)	25,049
Equity method investment losses of EG I, LLC	—	(46,664)
Total other income (expenses)	(98,557)	436,859

Net loss	(1,152,024)	(285,999)
Preferred stock dividend	(196,549)	—
Net loss attributable to common stockholders	$(1,348,573)	$(285,999)

Net loss per common share, basic and diluted	$(0.20)	$(0.06)

Weighted average common shares outstanding, basic and diluted	5,881,898	4,906,503

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity

December 31, 2016 and 2015

	Common Stock		Preferred	Additional	Accumulated	Minority	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Interest	Equity

Balance, December 31, 2014	3,853,164	$3,853	$—	$9,340,428	$(9,502,272)	$(1,297)	$(159,288)
Stock compensation	—	—	—	8,929	—	—	8,929
Shares issued for Acquisition of EG I, LLC	777,286	777	—	2,010,161	—	—	2,010,938
Issuance of Common Stock to Fona, Inc shareholders	32,204	33	—	—	—	1,297	1,330
Conversion of Preferred Stock	1,219,244	1,219	—	1,339,949	—	—	1,341,168
Net (loss)	—	—	—	—	(285,999)	—	(285,999)
Balance, December 31, 2015	5,881,898	$5,882	$—	$12,699,467	$(9,788,271)	$—	$2,917,078
Stock compensation	—	—	—	101,840	—	—	101,840
Preferred stock dividends	—	—	196,549	(196,549)	—	—	—
Issuance costs of Preferred Stock	—	—	—	(25,546)	—	—	(25,546)
Net (loss)	—	—	—	—	(1,152,024)	—	(1,152,024)
Balance, December 31, 2016	5,881,898	$5,882	$196,549	$12,579,212	$(10,940,295)	$—	$1,841,348

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(1,152,024)	$(285,999)
Adjustments to reconcile net (loss) to net cash flows from operating activities
Depreciation and amortization	38,897	28,111
Equity method investment losses	—	46,664
Stock-based compensation	101,840	8,929
Realized gain on sale of investment in VetDC, Inc.	(69,222)	(4,500)
Realized (gain) or loss on sale of trading securities	9,366	19,286
Gain on investment in EG I, LLC	—	(473,203)
Unrealized loss on trading securities	165,849	(25,049)
Changes in operating assets and liabilities:
Accounts receivable	6,859	24,483
Prepaid expenses	(320)	(6,053)
Accounts payable and accrued expenses	(93,786)	80,350
Billings in excess of costs	(113,902)	(3,063)
Cash flows from operating activities	(1,106,443)	(590,044)

Cash flows from investing activities:
Purchase of property and equipment	(103,195)	—
Cash received in acquisition of EG I, LLC	—	82,025
Proceeds from sale of investment in VetDC, Inc.	241,146	34,500
Proceeds from sale of trading securities	18,184	17,759
Cash flows from investing activities	156,135	134,284

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	3,004,033	—
Cash flows from financing activities	3,004,033	—

Net change in cash	2,053,725	(455,760)

Cash, beginning of year	3,823	459,583

Cash, end of year	$2,057,548	$3,823

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Note 2: Summary of Significant Accounting Policies

Principals of Consolidation: These consolidated financial statements include the accounts of Evolutionary Genomics, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of December 31, 2016 and 2015. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2016 and 2015. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2016 and 2015.

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

Investment in VetDC, Inc.: VetDC, Inc., a Delaware C corporation is focused on developing pet therapeutic products and is related to the Company through common ownership and management. The Company accounted for its investment in VetDC, Inc. using the cost method. The December 31, 2015 carrying value of this investment was $171,924.  All shares held by the Company were sold in the year ended December 31, 2016 and the Company recognized a $69,222 gain. VetDC, Inc. was the only cost method investment that the Company owns.

Billings in Excess of Costs: The liability account, billings in excess of costs and estimated earnings on uncompleted contracts, represents billings in excess of revenues recognized and earned.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of December 31, 2016 and 2015. All revenue for the years ended December 31, 2016 and 2015 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the years ended December 31, 2016 and 2015.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2016 and 2015, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2016, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive. For the year ended December 31, 2015, common stock equivalents including options for 186,667 shares of common stock and warrants for 113,479 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of the auditors’ report, which is the date that these consolidated financial statements were available for issuance.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have an impact on the consolidated financial statements.

Recently Issued Accounting Standards

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

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which supersedes existing revenue recognition guidance.  In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company will apply the retrospective method and expects incremental disclosures of this standard to be material.

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

December 31, 2016 and 2015

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2015
Trading securities	$257,698	$257,698	$—	$—
	$257,698	$257,698	$—	$—
Balance at December 31, 2016
Trading securities	$64,299	$64,299	$—	$—
	$64,299	$64,299	$—	$—

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the closing trade on December 31, 2016. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2016 and 2015 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Equipment	$432,499	$329,304
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	400,470
Accumulated depreciation	(297,939)	(261,644)
Property and equipment, net	$205,726	$138,826

Depreciation expense for the years ended December 31, 2016 and 2015 was $36,295 and $25,508, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Acquired research in progress - indefinite lived	$4,016,596	$2,530,913
Patents	52,045	52,045
Accumulated amortization	(25,243)	(22,641)
Intangible assets, net	$4,043,398	$2,560,317

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $13,787 thereafter. Amortization expense for the patents during the years ended December 31, 2016 and 2015 was $2,602 and $2,603, respectively.

In its merger completed on October 19, 2015 (Note 13), the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in early 2018. Additional expected costs to complete the research are expected to be approximately $270,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 7: Income Taxes

The Company has incurred net losses every year and expects to incur losses in the future.  As a result, the Company did not record a federal tax provision or benefit during 2016 or 2015.

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

Year Ended December 31,	2016	2015
Federal statutory rate	35.00%	35.00%
Effective state rate	3.35%	3.35%
Permanent differences:
Incentive stock options	-2.02%	-1.20%
Lobbying expense	-1.00%	-8.05%
Meals and entertainment	-0.02%	-0.03%
Valuation allowance	-35.31%	-29.07%
Effective rate	0.00%	0.00%

The components of deferred income tax assets and liabilities were as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Loss carryforwards	$1,993,000	$1,447,000
Marketable securities	180,000	116,000
Non-qualified stock options	16,000	—
Less valuation allowance	(2,183,000)	(1,557,000)
Deferred tax assets	$6,000	$6,000

Deferred tax liabilities
Depreciation/amortization	(6,000)	(6,000)
Intangible assets	(1,486,000)	—
Deferred tax liabilities	$(1,492,000)	$(6,000)

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2016 and 2015. In 2016, the Company finalized purchase accounting resulting in a deferred tax liability of approximately $1,486,000 being recorded.  The change in the valuation allowance during the years ended December 31, 2016 and 2015 was an increase of $626,000 and $83,000, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2016 and 2015, the Company maintained federal net operating loss (“NOL”) carryforwards of approximately $5,195,000 and $3,772,000. Use of NOL carryforwards are limited by the provisions of section 382 of the Internal Revenue Code. The NOL carryforwards expire in the years 2027 through 2035.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of December 31, 2016, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.

The Corporation is required to establish a segregated non-interest bearing trust account (the “Sinking Fund Account”) for the benefit of the Holders.  50% of all licensing fees received by the Corporation shall be deposited in the Sinking Fund Account within five (5) Business Days of receipt of any such fees by the Corporation.  In the event that the amount of cash in the Sinking Fund Account exceeds the liquidation preference of all issued and outstanding shares of Series A Preferred Stock not previously redeemed or converted pursuant to the terms hereof, the Corporation shall deliver a notice to the Holders (the “Mandatory Redemption Notice” and the date such notice is deemed delivered hereunder, the “Mandatory Redemption Notice Date”) of its obligation to redeem all of the then outstanding shares of Series A Preferred Stock (i) for cash in an amount equal to the liquidation preference per share and (ii) by issuing such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying (x) the number of shares of Series A Preferred Stock so to be redeemed by (y) the liquidation preference per share of the Series A Preferred Stock, and then by dividing such product by (z) the conversion price per share, payable and issuable, respectively, in full on the 5th Trading Day following the Mandatory Redemption Notice Date.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock at any time prior to the consummation of a liquidation, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2016, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of December 31, 2016, no licensing revenue has been received under these provisions and no sinking fund account has been established.

The Corporation is required to establish a segregated non-interest bearing trust account (the “Sinking Fund Account”) for the benefit of the Holders.  50% of all licensing fees received by the Corporation shall be deposited in the Sinking Fund Account within five (5) Business Days of receipt of any such fees by the Corporation.  In the event that the amount of cash in the Sinking Fund Account exceeds the liquidation preference of all issued and outstanding shares of Series A Preferred Stock not previously redeemed or converted pursuant to the terms hereof, the Corporation shall deliver a notice to the Holders (the “Mandatory Redemption Notice” and the date such notice is deemed delivered hereunder, the “Mandatory Redemption Notice Date”) of its obligation to redeem all of the then outstanding shares of Series A Preferred Stock (i) for cash in an amount equal to the liquidation preference per share and (ii) by issuing such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying (x) the number of shares of Series A Preferred Stock so to be redeemed by (y) the liquidation preference per share of the Series A Preferred Stock, and then by dividing such product by (z) the conversion price per share, payable and issuable, respectively, in full on the 5th Trading Day following the Mandatory Redemption Notice Date.  This is considered a contingent redemption feature.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of December 31, 2016, there were $196,549 in accrued preferred stock dividends as a component of equity as they will be issued in common stock.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of December 31, 2016 and 2015, the Company has outstanding warrants to purchase 113,479 shares of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2015	127,115	$6.60	5.75
Granted	—
Exercised	—
Expired	(13,636)
Balance, December 31, 2015	113,479	$6.60	4.78
Granted	—
Exercised	—
Expired	—
Balance, December 31, 2016	113,479	$6.60	3.78

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the years ended December 31, 2016 and 2015, the Company recorded compensation costs for incentive stock options of $101,840 and $8,929, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 380,000 options during the year ended December 31, 2016 and none during the year ended December 31, 2015.

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of the outstanding options, there was not a public market for the Company’s shares. Accordingly, the Company utilized the value obtained in equity transactions with unrelated parties to estimate the fair value of the Company’s Common Stock on the date of grant. Volatility of the underlying common shares was determined based on the historical volatility for similar companies that are actively traded in the public markets for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected life of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107 and the forfeiture rate was estimated at 0%.

The fair value of options granted was determined using the following assumptions:

Volatility	26.00%
Expected Term	5.5 - 6.0 years
Dividend Rate	0%
Risk Free Rate	1.31-1.51

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2015	220,000	$0.55	7.39
Granted	—	—	—
Exercised	—	0.55	—
Cancelled	(33,333)	—	—

Balance, December 31, 2015	186,667	$0.55	6.39

Exercisable at December 31, 2015	186,667	$0.55	6.39

Balance, January 1, 2016	186,667	$0.55	6.39
Granted	380,000	3.13	10.00
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2016	566,667	$2.11	7.95	$690,668

Exercisable at December 31, 2016	216,667	$0.55	7.95	$550,668

Options for 30,000 and 100,000 shares vested during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $233,251 of unrecognized compensation cost related to share-based compensation arrangements.

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

Lease Commitments: The Company leases its operating facility, extended the lease effective July 1, 2016, and the twelve month rent of $28,535 is being paid in monthly installments of $2,378 per month. Renewals are by mutual agreement. The Company’s rent expense for the years ended December 31, 2016 and 2015 was $28,018 and 27,500, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2016, thus limiting any future royalties as of December 31, 2016 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2016 and 2015 because it has not received any revenue from the sale of products to date.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 32.8% of the Common Stock outstanding as of December 31, 2016.

VetDC, Inc.: VetDC, Inc., a Delaware C corporation, is focused on developing pet therapeutic products and is related to the Company through common ownership and management. During the year ended December 31, 2016, the Company sold all of its remaining shares of VetDC, Inc.

Note 12: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For each of the years ended December 31, 2016 and 2015, the Company had two customers that represented all gross service revenue. As of December 31, 2016 and 2015, 100% of the Company’s accounts receivable were due from one customer. As of December 31, 2016 and 2015, the maximum exposure to credit losses for this customer was $9,289 and $16,148, respectively. Loss of one or both of these customers without acquisition of additional customers could significantly impact the Company’s revenue.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company finalized the calculation of the deferred tax liability associated with in process research and development increasing both by approximately $1,486,000.  The acquisition of the remaining 77% of EG, I LLC was accounted for as a business combination on October 19, 2015. The outstanding shares were acquired by issuing 777,286 (post-split) shares of common stock with an estimated fair value of approximately $2,011,000. The purchase price was allocated as follows:

	December 31, 2015	Measurement Period Adjustments	December 31, 2016
Cash	$82,000	$—	$82,000
In process research and development	$2,530,000	$1,486,000	$4,016,000
Deferred tax liability	$—	$(1,486,000)	$(1,486,000)
Investment in subsidiary	$(600,670)	$—	$(600,670)

The following unaudited pro forma financial information presents the combined results of the Company and EG I, LLC for the full years ended December 31, 2015 and 2014 as if the acquisition had closed on January 1, 2014 (in thousands):

December 31, 2015
Revenue	$110,997
Net loss	$928,414
Loss per share basic and diluted	$0.16