Form 10-Q
period 2017-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2017-05-11
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

(720) 900-8666

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 31, 2017, 2016, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
A S S E T S

Current assets
Cash	$243,764	$2,057,548
Accounts receivable	26,680	9,289
Trading securities	1,557,075	64,299
Prepaid expenses	24,664	22,414
Total current assets	1,852,183	2,153,550

Non-current assets
Property and equipment, net	195,664	205,726
Intangible assets, net	4,042,748	4,043,398
Total non-current assets	4,238,412	4,249,124
Total assets	$6,090,595	$6,402,674

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$235,009	$46,064
Total current liabilities	235,009	46,064

Long-term liabilities
Deferred tax liability	1,485,683	1,485,683
Total liabilities	1,720,692	1,531,747

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at March 31, 2017 and December 31, 2016
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
March 31, 2017 and December 31, 2016; liquidation
preference of $3,286,722	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at March 31, 2017	5,882	5,882
and December 31, 2016
Preferred Stock	257,141	196,549
Additional paid-in capital	12,546,265	12,579,212
Accumulated deficit	(11,468,964)	(10,940,295)
Total stockholders' equity	1,340,324	1,841,348
Total liabilities and stockholders' equity	$6,090,595	$6,402,674

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2017 and 2016 (unaudited)

	2017	2016

Service and grant revenue	$26,680	$67,984

Operating expenses
Research and development	369,563	169,584
Salaries and benefits	85,144	40,590
General and administrative	94,129	77,146
Total operating expenses	548,836	287,320

Operating (loss)	(522,156)	(219,336)

Other income (expenses):
Investment income	644	1,200
Realized gain on the sale of investments	—	8,972
Unrealized (loss) on trading securities	(7,157)	(81,852)
Total other (expenses)	(6,513)	(71,680)

Net loss	(528,669)	(291,016)
Preferred stock dividend	(60,592)	(13,484)
Net loss attributable to common stockholders	$(589,261)	$(304,500)

Net loss per common share, basic and diluted	$(0.10)	$(0.05)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2017 and 2016 (unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(528,669)	$(291,016)
Adjustments to reconcile net loss to net
cash flows from operating activities
Depreciation and amortization	10,712	7,028
Stock-based compensation	27,645	10,590
Realized gain on sale of trading securities	—	(8,972)
Unrealized loss on trading securities	7,157	81,852
Changes in operating assets and liabilities:
Accounts receivable	(17,391)	(2,815)
Prepaid expenses	(2,250)	(15,573)
Accounts payable and accrued expenses	188,945	(113,787)
Billings in excess of costs	—	(49,022)
Cash flows from operating activities	(313,851)	(381,715)

Cash flows from investing activities:
Proceeds from sale of investments	—	18,184
Proceeds from sale of investment in VetDC, Inc.	—	55,000
Purchase of trading securities	(1,499,933)	(2,272,145)
Cash flows from investing activities	(1,499,933)	(2,198,961)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	—	2,904,033
Cash flows from financing activities	—	2,904,033

Net change in cash	(1,813,784)	323,357

Cash, beginning of period	2,057,548	3,823

Cash, end of period	$243,764	$327,180

Supplemental cash flow information
Preferred stock dividend accrual	$60,592	$13,484

The accompanying notes are an integral part of the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

Note 2: Summary of Significant Accounting Policies

Principals of Consolidation: These condensed and consolidated financial statements include the accounts of Evolutionary Genomics, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of condensed and consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed and consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash: The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash.

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2017 and December 31, 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2017 and 2016.

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

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. Advance project payments are recorded as customer deposits. There were no customer deposits as of March 31, 2017 and December 31, 2016. All revenue for the three months ended March 31, 2017 and 2016 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the three months ended March 31, 2017 and 2016.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2017 and December 31, 2016, a full valuation allowance has been established on the net deferred tax asset.

Under the Income Tax topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company has no accruals for uncertain tax benefits.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Stock-Based Compensation: The Company accounts for stock option awards in accordance with ASC 718. The estimated grant-date fair value of stock-based awards is expensed over the requisite service period, which is typically equivalent to the vesting term of the award.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2017, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Adoption of this guidance did not have an impact on the condensed and consolidated financial statements.

In November 2014, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact of the standard on its consolidated financial statements, but upon adoption it is not expected to have a material impact on the condensed and consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Adoption of this guidance did not have an impact on the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Recently Issued Accounting Standards

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

Note 4: Fair Value Measurements

The Company complies with the provisions of ASC 820 in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820 provides three levels of the fair value hierarchy as described below:

Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs – Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3 Inputs – Unobservable inputs that are supported by little or no market activity.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016
Trading securities	$64,299	$64,299	$—	$—
	$64,299	$64,299	$—	$—
Balance at March 31, 2017
Trading securities	$1,557,075	$1,557,075	$—	$—
	$1,557,075	$1,557,075	$—	$—

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at March 31, 2017 and December 31, 2016 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2017	2016
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(308,001)	(297,939)
Property and equipment, net	$195,664	$205,726

Depreciation expense for the three months ended March 31, 2017 and 2016 was $10,062 and $6,377, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2017	2016
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(25,893)	(25,243)
Intangible assets, net	$4,042,748	$4,043,398

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $13,137 thereafter. Amortization expense for the patents during the three months ended March 31, 2017 and 2016 was $650 and $651, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2017. Additional costs to complete the research are expected to be approximately $270,424, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of March 31, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of March 31, 2017, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of March 31, 2017, there were $257,141 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Warrants: As of March 31, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 110,884 and 113,479 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2016	113,479	$6.60	4.78
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2016	113,479	$6.60	3.78
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, March 31, 2017	110,884	$6.60	3.62

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the three months ended March 31, 2017 and 2016, the Company recorded compensation costs for incentive stock options of $27,645 and $10,590, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the three months ended March 31, 2017 and 380,000 options at exercises prices of $3.00 and $3.30 per share during the three months ended March 31, 2016.

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the issuance of the outstanding options, there was not a public market for the Company’s shares. Accordingly, the Company utilized the value obtained in equity transactions with unrelated parties to estimate the fair value of the Company’s Common Stock on the date of grant. Volatility of the underlying common shares was determined based on the historical volatility for similar companies that are actively traded in the public markets for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected life of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2016	186,667	$0.55	7.39
Granted	380,000	3.21	10.00
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2016	566,667	$2.33	7.95

Exercisable at December 31, 2016	216,667	$0.89	5.91

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2017	566,667	$2.33	7.70	$334,134

Exercisable at March 31, 2017	300,000	$1.51	6.56	$334,134

During the three months ended March 31, 2017 and 2016, options for 83,333 and 0 shares vested, respectively. As of March 31, 2017, there was $194,350 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 26 months.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,378 per month. The minimum lease commitment is $7,134 in the three months following March 31, 2017.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2017 and 2016 was $7,134 and $6,875, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2017, thus limiting any future royalties as of March 31, 2017 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2017 and 2016 because it has not received any revenue from the sale of products to date.

EVOLUTIONARY GENOMICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 32.9% of the Common Stock outstanding as of March 31, 2017.

VetDC, Inc.: VetDC, Inc., a Delaware C corporation, is focused on developing pet therapeutic products and is related to the Company through common ownership and management. During the year ended December 31, 2016, the Company sold all of its remaining shares of VetDC, Inc.

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the three months ended March 31, 2017, the Company had one customer that represented all gross service revenue. As of March 31, 2017 and December 31, 2016, 100% of the Company’s accounts receivable were due from one customer. As of March 31, 2017 and December 31, 2016, the maximum exposure to credit losses for this customer was $26,680 and $9,289, respectively. Loss of this customer without acquisition of additional customers could significantly impact the Company’s revenue.

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

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of March 31, 2017 and leases its operating facility through June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$26,680	100.0%	$67,984	100.0%
Research and development	369,563	1385.2%	169,584	249.4%
Salaries and benefits	85,144	319.1%	40,590	59.7%
General and administrative	94,129	352.8%	77,146	113.5%
Total operating expenses	548,836	2057.1%	287,320	422.6%
Operating (loss)	(522,156)	-1957.1%	(219,336)	-322.6%
Other income and (expenses)	(6,513)	-24.4%	(71,680)	-105.4%
Net loss	$(528,669)	-1981.5%	$(291,016)	-428.1%
Preferred stock dividend	(60,592)	-227.1%	-	0.0%
Net loss attributable to common stockholders	$(589,261)	-2208.6%	$(291,016)	-428.1%

Service and Grant Revenue

Service revenue decreased $41,304, or 60.8%, to $26,680 for the three months ended March 31, 2017 from $67,984 for the three months ended March 31, 2016. The decrease was primarily due to decreased revenue recognized from Bill and Melinda Gates Foundation.

Operating Expenses

Operating expenses increased $261,516, or 91.0%, to $548,836 for the three months ended March 31, 2017 from $287,320 for the three months ended March 31, 2016 and were 2057.1% of revenue for the three months ended March 31, 2017 compared to 422.6% of revenue for the three months ended March 31, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $199,979, or 117.9%, to $369,563 for the three months ended March 31, 2017 from $169,584 for the three months ended March 31, 2016. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development expenses were 1385.2% for the three months ended March 31, 2017 compared to 249.4% of revenue for the three months ended March 31, 2016.

Salaries and Benefits

Salaries and benefits increased $44,554, or 109.8%, to $85,144 for the three months ended March 31, 2017 from $40,590 for the three months ended March 31, 2016. The increase was primarily due to increased stock compensation expense related to the issuance of stock options and bonuses paid to our Chief Science Officer and two other employees. As a percentage of revenue, salaries and benefits were 319.1% for the three months ended March 31, 2017 compared to 59.7% of revenue for the three months ended March 31, 2016.

General and Administrative

General and administrative expenses increased $16,983, or 22.0%, to $94,129 for the three months ended March 31, 2017 from $77,146 for the three months ended March 31, 2016. The increase was primarily due to increased professional fees. As a percentage of revenue, general and administrative expenses were 352.8% for the three months ended March 31, 2017 compared to 113.5% of revenue for the three months ended March 31, 2016.

Other Income and (Expenses)

Total net other expenses decreased $65,167, or 90.9%, to $6,513 from $71,680 for the three months ended March 31, 2016. The decrease was primarily due to unrealized losses on trading securities. As a percentage of revenue, other expenses was 24.4% for the three months ended March 31, 2017 compared to 105.4% of revenue for the three months ended March 31, 2016.

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

Net (Loss)

Net (loss) increased $237,653, or 81.7%, to $528,669 for the three months ended March 31, 2017 from $291,016 for the three months ended March 31, 2016. The increase was primarily due to increased costs of our pest resistance projects, decreased revenue, increased stock compensation expense related to the issuance of stock options and a bonuses and increased professional fees.

Financial Condition

The Company’s working capital decreased $490,312 to $1,617,174 as of March 31, 2017 from $2,107,486 as of December 31, 2016 primarily due the net loss from operation.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $313,851 for the three months ended March 31, 2017 compared to $381,715 for the three months ended March 31, 2016. The $67,864, or 17.8%, decrease was primarily due to increased accounts payable partially offset by an increased net loss from operations. Net cash flows used for investing activities decreased to $1,499,933 for the three months ended March 31, 2017 from $2,198,961 for the three months ended March 31, 2016 primarily due to the decreased purchases of trading securities (treasury bonds and bank certificates of deposit). We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was none for the three months ended March 31, 2017 compared to $2,904,033 for the three months ended March 31, 2016 due to the issuance of preferred stock during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,378 per month. The minimum lease commitment is $7,134 in the three months following March 31, 2017.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2017 and 2016 was $7,134 and $6,875, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending March 31, 2017, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued no additional shares of stock.

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

May 11, 2017