Form 10-Q
period 2017-06-30
EVOLUTIONARY GENOMICS, INC.
filed 2017-08-03
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2017, 2016, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
A S S E T S

Current assets
Cash	$91,738	$2,057,548
Accounts receivable	—	9,289
Trading securities	1,288,998	64,299
Prepaid expenses	16,439	22,414
Total current assets	1,397,175	2,153,550

Non-current assets
Property and equipment, net	185,601	205,726
Intangible assets, net	4,042,097	4,043,398
Total non-current assets	4,227,698	4,249,124
Total assets	$5,624,873	$6,402,674

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$11,841	$46,064
Total current liabilities	11,841	46,064

Long-term liabilities
Deferred tax liability	1,485,683	1,485,683
Total liabilities	1,497,524	1,531,747

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at June 30, 2017 and December 31, 2016
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
June 30, 2017 and December 31, 2016; liquidation
preference of $3,347,311	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at June 30, 2017	5,882	5,882
and December 31, 2016
Preferred Stock	317,732	196,549
Additional paid-in capital	12,510,637	12,579,212
Accumulated deficit	(11,736,481)	(10,940,295)
Total stockholders' equity	1,097,770	1,841,348
Total liabilities and stockholders' equity	$5,624,873	$6,402,674

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Service and grant revenue	$6,010	$50,255	$32,690	$118,239

Operating expenses
Research and development	137,818	139,458	507,381	309,042
Salaries and benefits	62,467	84,876	147,611	125,466
General and administrative	55,947	79,717	150,076	156,863
Total operating expenses	256,232	304,051	805,068	591,371

Operating (loss)	(250,222)	(253,796)	(772,378)	(473,132)

Other income (expenses):
Investment income	2,626	3,312	3,270	4,512
Realized (loss) gain on the sale of investments	—	(273)	—	8,699
Unrealized (loss) on trading securities	(19,921)	(68,791)	(27,078)	(150,643)
Total other (expenses)	(17,295)	(65,752)	(23,808)	(137,432)

Net loss	(267,517)	(319,548)	(796,186)	(610,564)
Preferred stock dividend	(60,591)	(58,592)	(121,183)	(72,076)
Net loss attributable to common stockholders	$(328,108)	$(378,140)	$(917,369)	$(682,640)

Net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(796,186)	$(610,564)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	21,426	17,411
Stock-based compensation	52,608	37,966
Realized gain on sale of trading securities	—	(8,699)
Unrealized loss on trading securities	27,078	150,643
Changes in operating assets and liabilities:
Accounts receivable	9,289	(33,146)
Prepaid expenses	5,975	3,296
Accounts payable and accrued expenses	(34,223)	(124,633)
Billings in excess of costs	—	(49,982)
Cash flows from operating activities	(714,033)	(617,708)

Cash flows from investing activities:
Purchase of equipment	—	(103,196)
Proceeds from sale of investments	—	718,184
Proceeds from sale of investment in VetDC, Inc.	—	55,000
Purchase of trading securities, net	(1,251,777)	(2,672,802)
Cash flows from investing activities	(1,251,777)	(2,002,814)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	—	2,904,033
Cash flows from financing activities	—	2,904,033

Net change in cash	(1,965,810)	283,511

Cash, beginning of period	2,057,548	3,823

Cash, end of period	$91,738	$287,334

Supplemental cash flow information
Preferred stock dividend accrual	$121,183	$72,076

The accompanying notes are an integral part of the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of June 30, 2017 and December 31, 2016. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at June 30, 2017 and December 31, 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the six months ended June 30, 2017 and 2016.

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

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. All revenue for the six months ended June 30, 2017 and 2016 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the six months ended June 30, 2017 and 2016.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of June 30, 2017 and December 31, 2016, a full valuation allowance has been established on the net deferred tax asset.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the six months ended June 30, 2017, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have an impact on the condensed and consolidated financial statements.

In November 2014, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Adoption has not had a material impact on the condensed and consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We have adopted this standard.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Recently Issued Accounting Standards

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which supersedes existing revenue recognition guidance.  In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company will apply the retrospective method and expects incremental disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company is currently assessing the impact this guidance will have on its condensed and consolidated financial statements.

Note 4: Fair Value Measurements

The Company complies with the provisions of ASC 820, in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016
Trading securities	$64,299	$64,299	$—	$—
	$64,299	$64,299	$—	$—
Balance at June 30, 2017
Trading securities	$1,288,998	$1,288,998	$—	$—
	$1,288,998	$1,288,998	$—	$—

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at June 30, 2017 and December 31, 2016 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2017	2016
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(318,064)	(297,939)
Property and equipment, net	$185,601	$205,726

Depreciation expense for the six months ended June 30, 2017 and 2016 was $20,125 and $16,109, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	June 30,	December 31,
	2017	2016
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(26,544)	(25,243)
Intangible assets, net	$4,042,097	$4,043,398

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $12,486 thereafter. Amortization expense for the patents during the six months ended June 30, 2017 and 2016 was $1,301 and $1,301, respectively.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2017. Additional costs to complete the research are expected to be approximately $260,424, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of June 30, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of June 30, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of June 30, 2017, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of June 30, 2017, there were $317,732 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Warrants: As of June 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 110,884 and 113,479 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2016	113,479	$6.60	4.78
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2016	113,479	$6.60	3.78
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, June 30, 2017	110,884	$6.60	3.38

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the six months ended June 30, 2017 and 2016, the Company recorded compensation costs for incentive stock options of $52,608 and $37,966, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the six months ended June 30, 2017 and 380,000 options at exercises prices of $3.00 and $3.50 per share during the six months ended June 30, 2016.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2016	186,667	$0.55	7.39
Granted	380,000	3.21	10.00
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2016	566,667	$2.33	7.95

Exercisable at December 31, 2016	216,667	$0.89	7.95

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2017	566,667	$2.33	7.45	$85,867

Exercisable at June 30, 2017	333,334	$1.71	6.68	$85,867

During the six months ended June 30, 2017 and 2016, options for 116,667 and 0 shares vested, respectively. As of June 30, 2017, there was $169,706 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 23 months.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2017.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2017 and 2016 was $14,267 and $13,750, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of June 30, 2017, thus limiting any future royalties as of June 30, 2017 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the six months ended June 30, 2017 and 2016 because it has not received any revenue from the sale of products to date.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of June 30, 2017.

VetDC, Inc.: VetDC, Inc., a Delaware C corporation, is focused on developing pet therapeutic products and is related to the Company through common ownership and management. During the year ended December 31, 2016, the Company sold all of its remaining shares of VetDC, Inc.

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the six months ended June 30, 2017, the Company had one customer that represented all gross service revenue. As of June 30, 2017 and December 31, 2016, 100% of the Company’s accounts receivable were due from one customer. As of June 30, 2017 and December 31, 2016, the maximum exposure to credit losses for this customer was $0 and $9,289, respectively. Loss of this customer without acquisition of additional customers could significantly impact the Company’s revenue.

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

The United States Patent and Trademark Office issued to the Company patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS on April 29, 2014 and patent 9,605,274 titled DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS on March 28, 2017. Evolutionary Genomics has also filed international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 (another soybean pest resistance gene) and a synthetic gene with the University of Missouri. The Company has also discovered additional candidate genes that may impact pathogen resistance in multiple crops and genes that may impact fiber length in cotton. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue and this strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability.

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

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of June 30, 2017 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$6,010	100.0%	$50,255	100.0%	$32,690	100.0%	$118,239	100.0%
Research and development	137,818	2293.1%	139,458	277.5%	507,381	1552.1%	309,042	261.4%
Salaries and benefits	62,467	1039.4%	84,876	168.9%	147,611	451.5%	125,466	106.1%
General and administrative	55,947	930.9%	79,717	158.6%	150,076	459.1%	156,863	132.7%
Total operating expenses	256,232	4263.4%	304,051	605.0%	805,068	2462.7%	591,371	500.1%
Operating (loss)	(250,222)	-4163.4%	(253,796)	-505.0%	(772,378)	-2362.7%	(473,132)	-400.1%
Other income and (expenses)	(17,295)	-287.8%	(65,752)	-130.8%	(23,808)	-72.8%	(137,432)	-116.2%
Net loss	$(267,517)	-4451.2%	$(319,548)	-635.9%	$(796,186)	-2435.6%	$(610,564)	-516.4%
Preferred stock dividend	(60,591)	-1008.2%	(58,592)	-116.6%	(121,183)	-370.7%	—	0.0%
Net loss attributable to common stockholders	$(328,108)	-5459.4%	$(378,140)	-752.4%	$(917,369)	-2806.3%	$(610,564)	-516.4%

Service and Grant Revenue

Service revenue decreased $44,245, or 88.0%, to $6,010 for the three months ended June 30, 2017 from $50,255 for the three months ended June 30, 2016. The decrease was primarily due to decreased revenue recognized from Bill and Melinda Gates Foundation and from the State of Colorado grant, both of which are complete.

Service revenue decreased $85,549, or 72.4%, to $32,690 for the six months ended June 30, 2017 from $118,239 for the six months ended June 30, 2016. The decrease was primarily due to decreased revenue recognized from Bill and Melinda Gates Foundation and from the State of Colorado grant, both of which are complete.

Operating Expenses

Operating expenses decreased $47,819, or 15.7%, to $256,232 for the three months ended June 30, 2017 from $304,051 for the three months ended June 30, 2016 and were 4263.4% of revenue for the three months ended June 30, 2017 compared to 605.0% of revenue for the three months ended June 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Operating expenses increased $213,697, or 36.1%, to $805,068 for the six months ended June 30, 2017 from $591,371 for the six months ended June 30, 2016 and were 2462.7% of revenue for the six months ended June 30, 2017 compared to 500.1% of revenue for the six months ended June 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $1,640, or 1.2%, to $137,818 for the three months ended June 30, 2017 from $139,458 for the three months ended June 30, 2016. The decrease was primarily due to decreased patent costs. As a percentage of revenue, research and development expenses were 2293.1% for the three months ended June 30, 2017 compared to 277.5% of revenue for the three months ended June 30, 2016.

Research and development increased $198,339, or 64.2%, to $507,381 for the six months ended June 30, 2017 from $309,042 for the six months ended June 30, 2016. The increase was primarily due to increased costs on our pest resistance projects. As a percentage of revenue, research and development expenses were 1552.1% for the six months ended June 30, 2017 compared to 261.4% of revenue for the six months ended June 30, 2016.

Salaries and Benefits

Salaries and benefits decreased $22,409, or 26.4%, to $62,467 for the three months ended June 30, 2017 from $84,876 for the three months ended June 30, 2016. The decrease was primarily due to bonuses paid in the first quarter of 2017 compared to the second quarter of 2016.  As a percentage of revenue, salaries and benefits were 1039.4% for the three months ended June 30, 2017 compared to 168.9% of revenue for the three months ended June 30, 2016.

Salaries and benefits increased $22,145, or 17.7%, to $147,611 for the six months ended June 30, 2017 from $125,466 for the six months ended June 30, 2016. The increase was primarily due to stock compensation costs of options granted.  As a percentage of revenue, salaries and benefits were 451.5% for the six months ended June 30, 2017 compared to 106.1% of revenue for the six months ended June 30, 2016.

General and Administrative

General and administrative expenses decreased $23,770, or 29.8%, to $55,947 for the three months ended June 30, 2017 from $79,717 for the three months ended June 30, 2016. The decrease was primarily due to decreased professional fees. As a percentage of revenue, general and administrative expenses were 930.9% for the three months ended June 30, 2017 compared to 158.6% of revenue for the three months ended June 30, 2016.

General and administrative expenses decreased $6,787, or 4.3%, to $150,076 for the six months ended June 30, 2017 from $156,863 for the six months ended June 30, 2016. The decrease was primarily due to decreased professional fees. As a percentage of revenue, general and administrative expenses were 459.1% for the six months ended June 30, 2017 compared to 132.7% of revenue for the six months ended June 30, 2016.

Other Income and (Expenses)

Total net other expenses decreased $48,457, or 73.7%, to $17,295 from $65,752 for the three months ended June 30, 2016. The decrease was primarily due to unrealized losses on trading securities. As a percentage of revenue, other expenses was 287.8% for the three months ended June 30, 2017 compared to 130.8% of revenue for the three months ended June 30, 2016.

Total net other expenses decreased $113,624, or 82.7%, to $23,808 from $137,432 for the six months ended June 30, 2016. The decrease was primarily due to unrealized losses on trading securities. As a percentage of revenue, other expenses was 72.8% for the six months ended June 30, 2017 compared to 116.2% of revenue for the six months ended June 30, 2016.

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

Net (Loss)

Net (loss) decreased $52,031, or 16.3%, to $267,517 for the three months ended June 30, 2017 from $319,548 for the three months ended June 30, 2016. The decrease was primarily due to decreased professional fees, decreased unrealized losses on trading securities and the timing of bonuses paid partially offset by decreased revenue.

Net (loss) increased $185,622, or 30.4%, to $796,186 for the six months ended June 30, 2017 from $610,564 for the six months ended June 30, 2016. The increase was primarily due to increased costs on our pest resistance projects and decreased revenue partially offset by decreased unrealized losses on trading securities.

Financial Condition

The Company’s working capital decreased $722,152 to $1,385,334 as of June 30, 2017 from $2,107,486 as of December 31, 2016 primarily due the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $714,030 for the six months ended June 30, 2017 compared to $617,708 for the six months ended June 30, 2016. The $96,322, or 15.6%, decrease was primarily due to decreased cash used to reduce accounts payable and accrued expenses. Net cash flows used for investing activities decreased to $1,251,777 for the six months ended June 30, 2017 from $2,002,814 for the six months ended June 30, 2016 primarily due to the decreased purchases of trading securities (treasury bonds and bank certificates of deposit). We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was none for the six months ended June 30, 2017 compared to $2,904,033 for the six months ended June 30, 2016 due to the issuance of preferred stock during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2017 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2017.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2017 and 2016 was $14,267 and $13,750, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending June 30, 2017, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, the Company issued no additional shares of stock.

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

August 2, 2017