Form 10-Q
period 2017-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2017-11-13
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of September 30, 2017, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
A S S E T S

Current assets
Cash	$631,058	$2,057,548
Accounts receivable	—	9,289
Trading securities	545,817	64,299
Prepaid expenses	8,399	22,414
Total current assets	1,185,274	2,153,550

Non-current assets
Property and equipment, net	175,539	205,726
Intangible assets, net	4,041,447	4,043,398
Total non-current assets	4,216,986	4,249,124
Total assets	$5,402,260	$6,402,674

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$24,324	$46,064
Total current liabilities	24,324	46,064

Long-term liabilities
Deferred tax liability	1,485,683	1,485,683
Total liabilities	1,510,007	1,531,747

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 shares authorized
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding; liquidation preference of $3,407,903	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding	5,882	5,882
Preferred Stock	378,324	196,549
Additional paid-in capital	12,474,690	12,579,212
Accumulated deficit	(11,996,222)	(10,940,295)
Total stockholders' equity	862,674	1,841,348
Total liabilities and stockholders' equity	$5,402,260	$6,402,674

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Service and grant revenue	$—	$31,830	$32,690	$150,069

Operating expenses
Research and development	145,963	126,231	653,344	435,273
Salaries and benefits	62,144	69,437	209,755	194,903
General and administrative	60,253	70,770	210,329	227,633
Total operating expenses	268,360	266,438	1,073,428	857,809

Operating (loss)	(268,360)	(234,608)	(1,040,738)	(707,740)

Other income (expenses):
Investment income	8,738	3,231	5,468	7,743
Realized (loss) gain on the sale of investments	—	(1,524)	—	7,175
Unrealized gain/(loss) on trading securities	6,421	(38,156)	(20,657)	(188,799)
Total other (expenses)	15,159	(36,449)	(15,189)	(173,881)

Net loss	(253,201)	(271,057)	(1,055,927)	(881,621)
Preferred stock dividend	(60,592)	(59,688)	(181,775)	(131,764)
Net loss attributable to common stockholders	$(313,793)	$(330,745)	$(1,237,702)	$(1,013,385)

Net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.21)	$(0.17)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,055,927)	$(881,621)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	32,138	28,153
Stock-based compensation	77,253	69,903
Realized gain on sale of trading securities	—	(7,175)
Unrealized loss on trading securities	20,657	188,799
Changes in operating assets and liabilities:
Accounts receivable	9,289	(15,682)
Prepaid expenses	14,015	12,580
Accounts payable and accrued expenses	(21,740)	(129,279)
Billings in excess of costs	—	(49,982)
Cash flows from operating activities	(924,315)	(784,304)

Cash flows from investing activities:
Purchase of equipment	—	(103,195)
Proceeds from sale of investments	—	1,418,184
Proceeds from sale of investment in VetDC, Inc.	—	55,000
Purchase of trading securities, net	(502,175)	(2,674,245)
Cash flows from investing activities	(502,175)	(1,304,256)

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	—	3,004,033
Cash flows from financing activities	—	3,004,033

Net change in cash	(1,426,490)	915,473

Cash, beginning of period	2,057,548	3,823

Cash, end of period	$631,058	$919,296

Supplemental cash flow information
Preferred stock dividend accretion	$181,775	$131,764

The accompanying notes are an integral part of the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of September 30, 2017 and December 31, 2016. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at September 30, 2017 and December 31, 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months ended September 30, 2017 and 2016.

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

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. All revenue for the nine months ended September 30, 2017 and 2016 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the nine months ended September 30, 2017 and 2016.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2017 and December 31, 2016, a full valuation allowance has been established on the net deferred tax asset.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months ended September 30, 2017, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We have adopted this standard and it did not have a material impact on the condensed and consolidated financial statements.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We anticipate that there will be no impact as the Company only has month-to-month leases.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016
Trading securities	$64,299	$64,299	$—	$—
	$64,299	$64,299	$—	$—
Balance at September 30, 2017
Trading securities	$545,817	$545,817	$—	$—
	$545,817	$545,817	$—	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at September 30, 2017 and December 31, 2016 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2017	2016
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(328,126)	(297,939)
Property and equipment, net	$175,539	$205,726

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $30,187 and $26,202, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2017	2016
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(27,194)	(25,243)
Intangible assets, net	$4,041,447	$4,043,398

The Company expects to recognize $2,603 of amortization expense related to its patents during each of the next five years and the remaining $11,836 thereafter. Amortization expense for the patents during the nine months ended September 30, 2017 and 2016 was $1,951 and $1,951, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2018. Additional costs to complete the research are expected to be approximately $250,424, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of September 30, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1. The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of September 30, 2017, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid. As of September 30, 2017, there were $378,324 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of September 30, 2017 and December 31, 2016, the Company had outstanding warrants to purchase 110,884 and 113,479 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2016	113,479	$6.60	4.78
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2016	113,479	$6.60	3.78
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, September 30, 2017	110,884	$6.60	3.13

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the nine months ended September 30, 2017 and 2016, the Company recorded compensation costs for incentive stock options of $77,253 and $69,903, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the nine months ended September 30, 2017 and 380,000 options at exercises prices of $3.00 and $3.50 per share during the nine months ended September 30, 2016.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2016	186,667	$0.55	7.39
Granted	380,000	3.21	10.00
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2016	566,667	$2.33	7.95

Exercisable at December 31, 2016	216,667	$0.89	5.91

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2017	566,667	$2.33	7.20	$84,000

Exercisable at September 30, 2017	333,334	$1.71	6.29	$84,000

During the nine months ended September 30, 2017 and 2016, options for 116,667 and 0 shares vested, respectively. As of September 30, 2017, there was $145,062 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 20 months.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2017 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2017. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2017 and 2016 was $21,401 and $20,884, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2017, thus limiting any future royalties as of September 30, 2017 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2017 and 2016 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of September 30, 2017.

VetDC, Inc.: VetDC, Inc., a Delaware C corporation, is focused on developing pet therapeutic products and is related to the Company through common ownership and management. During the year ended December 31, 2016, the Company sold all of its remaining shares of VetDC, Inc.

Note 11: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For the nine months ended September 30, 2017, the Company had one customer that represented all gross service revenue. As of December 31, 2016, 100% of the Company’s accounts receivable were due from one customer. As of September 30, 2017 and December 31, 2016, the maximum exposure to credit losses for this customer was $0 and $9,289, respectively. Loss of this customer without acquisition of additional customers could significantly impact the Company’s revenue.

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

The United States Patent and Trademark Office issued to the Company patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS on April 29, 2014 and patent 9,605,274 titled DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS on March 28, 2017. On July 25, 2017 we received issuance of Chinese patent ZL201380039727.4 which is similar to US patent number 9,605,274 and we imminently expect the issuance of a similar patent in Canada. Evolutionary Genomics has also filed other international patents on EG261 and engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 (another soybean pest resistance gene) and a synthetic gene with the University of Missouri. The Company has also discovered additional candidate genes that may impact pathogen resistance in multiple crops and genes that may impact fiber length in cotton. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue and this strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability.

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

Evolutionary Genomics has no registered trademarks. The Company had three full time employees and one part time employee as of September 30, 2017 and leases its operating facility on a month-to-month basis after September 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$—	N/A	$31,830	100.0%	$32,690	100.0%	$150,069	100.0%
Research and development	145,963	N/A	126,231	396.6%	653,344	1998.6%	435,273	290.0%
Salaries and benefits	62,144	N/A	69,437	218.1%	209,755	641.6%	194,903	129.9%
General and administrative	60,253	N/A	70,770	222.3%	210,329	643.4%	227,633	151.7%
Total operating expenses	268,360	N/A	266,438	837.1%	1,073,428	3283.7%	857,809	571.6%
Operating (loss)	(268,360)	N/A	(234,608)	-737.1%	(1,040,738)	-3183.7%	(707,740)	-471.6%
Other income and (expenses)	15,159	N/A	(36,449)	-114.5%	(15,189)	-46.5%	(173,881)	-115.9%
Net loss	$(253,201)	N/A	$(271,057)	-851.6%	$(1,055,927)	-3230.1%	$(881,621)	-587.5%
Preferred stock dividend	(60,592)	N/A	(59,688)	-187.5%	(181,775)	-556.1%	—	0.0%
Net loss attributable to common stockholders	$(313,793)	N/A	$(330,745)	-1039.1%	$(1,237,702)	-3786.2%	$(881,621)	-587.5%

Service and Grant Revenue

Service revenue decreased $31,830, or 100%, to $0 for the three months ended September 30, 2017 from $31,830 for the three months ended September 30, 2016. The decrease was primarily due to decreased revenue recognized from the State of Colorado grant which is complete.

Service revenue decreased $117,379, or 78.2%, to $32,690 for the nine months ended September 30, 2017 from $150,069 for the nine months ended September 30, 2016. The decrease was primarily due to decreased revenue recognized from Bill and Melinda Gates Foundation and from the State of Colorado grant, both of which are complete.

Operating Expenses

Operating expenses increased $1,922, or 0.7%, to $268,360 for the three months ended September 30, 2017 from $266,438 for the three months ended September 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Operating expenses increased $215,619, or 25.1%, to $1,073,428 for the nine months ended September 30, 2017 from $857,809 for the nine months ended September 30, 2016 and were 3,283.7% of revenue for the nine months ended September 30, 2017 compared to 571.6% of revenue for the nine months ended September 30, 2016. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $19,732, or 15.6%, to $145,963 for the three months ended September 30, 2017 from $126,231 for the three months ended September 30, 2016. The increase was primarily due to increased legal costs.

Research and development increased $218,071, or 50.1%, to $653,344 for the nine months ended September 30, 2017 from $435,273 for the nine months ended September 30, 2016. The increase was primarily due to increased costs on our pest resistance projects. As a percentage of revenue, research and development expenses were 1,998.6% for the nine months ended September 30, 2017 compared to 290.0% of revenue for the nine months ended September 30, 2016.

Salaries and Benefits

Salaries and benefits decreased $7,293, or 10.5%, to $62,144 for the three months ended September 30, 2017 from $69,437 for the three months ended September 30, 2016. The decrease was primarily due to lower stock compensation expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Salaries and benefits increased $14,852, or 7.6%, to $209,755 for the nine months ended September 30, 2017 from $194,903 for the nine months ended September 30, 2016. The increase was primarily due to raises for employees and increased costs of health insurance. As a percentage of revenue, salaries and benefits were 641.6% for the nine months ended September 30, 2017 compared to 129.9% of revenue for the nine months ended September 30, 2016.

General and Administrative

General and administrative expenses decreased $10,517, or 14.9%, to $60,253 for the three months ended September 30, 2017 from $70,770 for the three months ended September 30, 2016. The decrease was primarily due to decreased professional fees.

General and administrative expenses decreased $17,304, or 7.6%, to $210,329 for the nine months ended September 30, 2017 from $227,633 for the nine months ended September 30, 2016. The decrease was primarily due to decreased professional fees. As a percentage of revenue, general and administrative expenses were 643.4% for the nine months ended September 30, 2017 compared to 151.7% of revenue for the nine months ended September 30, 2016.

Other Income and (Expenses)

Total net other income increased $51,608, or 141.6%, to $15,159 for the three months ended September 30, 2017 from $(36,449) for the three months ended September 30, 2016. The increase was primarily due to unrealized gains on trading securities compared to unrealized losses in the prior period.

Total net other expenses decreased $158,692, or 91.3%, to $15,189 for the nine months ended September 30, 2017 from $173,881 for the nine months ended September 30, 2016. The decrease was primarily due to lower unrealized losses on trading securities. As a percentage of revenue, other expenses was 46.5% for the nine months ended September 30, 2017 compared to 115.9% of revenue for the nine months ended September 30, 2016.

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

As of December 31, 2016 and 2015, the Company maintained federal net operating loss (“NOL”) carry-forwards of $5,195,000 and $4,322,000, respectively. Use of NOL carry-forwards are limited by the provisions of section 382 of the Internal Revenue Code. As of December 31, 2016, we also maintained a general business tax credit carryover of approximately $254,000 related to our qualifying research and development activities. The NOL carry-forwards and tax credits expire in the years 2027 through 2035.

Net (Loss)

Net (loss) decreased $17,752, or 6.6%, to $253,201 for the three months ended September 30, 2017 from $271,057 for the three months ended September 30, 2016. The decrease was primarily due to unrealized gains on trading securities and decreased professional fees partially offset by increased costs on our pest resistance projects and increased wages

Net (loss) increased $174,306, or 19.8%, to $1,055,927 for the nine months ended September 30, 2017 from $881,621 for the nine months ended September 30, 2016. The increase was primarily due to increased costs on our pest resistance projects and decreased revenue partially offset by decreased unrealized losses on trading securities.

Financial Condition

The Company’s working capital decreased $946,536 to $1,160,950 as of September 30, 2017 from $2,107,486 as of December 31, 2016 primarily due the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $924,315 for the nine months ended September 30, 2017 compared to $784,304 for the nine months ended September 30, 2016. The $140,011, or 17.9%, increase was primarily due to the increased net loss partially offset smaller decreases in cash used to reduce accounts payable and accrued expenses. Net cash flows used for investing activities decreased to $502,175 for the nine months ended September 30, 2017 from $1,304,256 for the nine months ended September 30, 2016 primarily due to the decreased purchases of trading securities (treasury bonds and bank certificates of deposit). We expect to use proceeds from the sale of these treasury bonds and bank certificates of deposit to fund operations and working capital needs. Net cash provided from financing activities was none for the nine months ended September 30, 2017 compared to $3,004,033 for the nine months ended September 30, 2016 due to the issuance of preferred stock during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2017 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2017. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2017 and 2016 was $14,267 and $13,750, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending September 30, 2017, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, the Company issued no additional shares of stock.

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

November 13, 2017