Form 10-K
period 2017-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2018-03-05
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Evolutionary Genomics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2017 was $5,940,717 based on the closing price on the last day of trading prior to June 30, 2017.

Shares outstanding as of December 31, 2017 was 5,881,898 shares of common stock, $.001 par value and 577,063 shares of preferred stock, par value $.001.

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

Advances in genetic research and modification of crop species have led to increased yield, drought tolerance and disease/pest resistance. These advances have also led to an increased concentration within the providers of seed to the industry. The top seed companies control much of the implementation of new seed varieties through patents and licensing agreements. Genetic traits providers, like Evolutionary Genomics, identify and develop genes that impact traits of interest to the industry and market those genes to these seed companies.

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

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in 2018. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to return to those discussions in 2018 with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including beans, tomatoes and cotton.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2017, the Company has recognized all of the revenue from the contract. The Company maintains ownership of all intellectual property developed from the use of grant funds.

During 2013 and 2014 EG performed research on two projects for the Bill and Melinda Gates Foundation. On November 1, 2012 Evolutionary Genomics entered into a Master Services Agreement and Work Order #1 under that agreement with the Bill and Melinda Gates Foundation for the validation of EG 261 orthologs in beans and cowpeas. That validation work was completed in 2016. The market for beans and cowpeas is considerably smaller than for soybeans and we do not intend to market them to the seed companies for commercialization. Evolutionary Genomics has recognized the full $762,000 it is entitled to under that work order.

There were no new grants awarded to the Company in the year ended December 31, 2016.

Evolutionary Genomics’ Business Strategy

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017, the United States Patent and Trademark Office issued patent 9,834,783 which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On December 21, 2017, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19 and has included that gene in its ongoing two generation, whole plant validation research with the University of Missouri. Evolutionary Genomics engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261, EG19 (another soybean pest resistance gene) and a synthetic gene with the University of Missouri. Results of this validation trial are expected in various stages during 2018. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

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

The Company has identified pest/disease resistance genes in other commercially valuable crops. The Company is currently engaged with the University of Missouri to perform two generation, whole plant testing of genes in tomatoes and corn that may lead to increased pest/disease resistance. If successful, we intend to patent the genes and market them to the seed industry. This strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

Evolutionary Genomics has identified a gene in tomatoes that impacts the plant’s ability to tolerate salt and a gene that appears to control sweetness. On January 9, 2018, the United States Patent and Trademark Office issued patent 9,862,962 titled IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS. Despite discussions with seed companies, the Company has not been able to reach any agreement to license these genes and there can be no assurance that we will ever realize any revenue from these genes.

In 2014, the Company began a project to identify genes in cotton that may impact traits of commercial interest. In particular, we intend to focus on pest resistance and fiber length. We have used our Adapted Traits Platform to identify positively selected candidate genes and intend to further research these genes to confirm that they were positively selected. If any of these genes remain promising, we intend to contract with an independent lab to validate the effectiveness of those genes. These studies can be very costly and there can be no assurance that we will be successful with this project.

Evolutionary Genomics intends to continue to pursue grant funding from governmental agencies, industry associations and grant making foundations and has filed grant applications in 2017. These sources of funding are often subject to limitations in available funds, funding priorities in areas other than our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

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

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
6274319 / 09368810	United States	METHODS TO IDENTIFY EVOLUTIONARILY SIGNIFICANT CHANGES IN POLYNUCLEOTIDE AND POLYPEPTIDE SEQUENCES IN DOMESTICATED PLANTS AND ANIMALS	8/5/1999	8/14/2001	8/5/2019
6743580 / 09875666	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	6/6/2001	6/1/2004	6/6/2021
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783/ 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
10112/DELNP/14	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013		5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033
9605274 / 14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
62439192	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG261, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	12/21/2017
9862962 / 14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	9/11/2015	1/9/2018	9/11/2035
15827299	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
2942826 PCT/US14/028764	Canada	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS
14769326.1	Europe	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	3/14/2014		3/14/2034
15800179.0	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance and, on February 21, 2015 entered into the Sponsored Research Contract for phenotyping of transgenic soybean samples. Including amendments, the total amount to be paid under these contracts is $492,310 and work to be performed under these contracts is the transgenic validation of Evolutionary Genomics soybean genes. On August 1, 2016, the Company entered into an Industry Sponsored Project Agreement with The Curators of the University of Missouri for similar research into genes for pest/disease resistance in tomatoes and corn and the total amount to be paid under this contract is $356,506. This research was in progress through all of 2017 and will continue into 2018 and 2019. Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes). Evolutionary Genomics also has a six-month exclusive option period to license nay intellectual property developed during the project under reasonable and customary royalty terms.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. The Company has recognized all of the revenue from the contract. The Company maintains ownership of all intellectual property developed from the use of the grant funds and is not required to repay grant funds or pay royalties.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had three full time employees and one part time employee as of December 31, 2017.

Facilities

The Company leases its operating facility, under a lease through June 30, 2017 and the twelve-month rent of $28,535 was being paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2016, the Company had 5,881,898 shares of Common Stock outstanding and 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding. 1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 280,000 shares of common stock at an exercise price of $3.00 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 120,000 shares have been exercised, 33,333 have been cancelled and option grants of 566,667 shares remain outstanding. 110,884 shares of common stock have been reserved for issuance upon the exercise of warrants outstanding as of December 31, 2017. Those warrants have an average exercise price of $6.60 per share.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1. The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

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

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2017, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 has been paid. As of December 31, 2017, there were $438,915 in accrued stock dividends.

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

We have applied for additional grant funding which, if successful, would cover some of our research and development costs. We expect to begin marketing of our soybean genes late in 2018 which may also lead to additional revenue. As of December 31, 2017 we had $880,243 in our bank accounts and $290,712 of trading securities. We believe that this is enough to pay for our expenses for the year ending December 31, 2018 without any additional revenue from grants or licensing revenue. We also have flexibility to reduce operating costs. If we are unsuccessful in these efforts at controlling cash flow, we may require additional capital. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and may result in unfavorable results that could further adversely impact our financial condition.

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

We intend to use recent successes in which we have identified genes that may have an impact on pest/disease resistance in soybeans and look for similar genes in other crops. This research may result in significant costs incurred without any commercial value produced. We also intend to attempt to improve the potential pest/disease resistance genes we have identified. Even if we find effective genes, we may not be able to find a commercial market for them. There can be no assurance we will be able to achieve any improvement and performing this research may also result in significant costs incurred without any commercial value produced. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy and a very small percentage of the genes identified in research are selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed including, but not limited to, the possible impairment of our intangible assets.

We rely heavily on our founder, Walter Messier, our current Chief Science Officer. The loss of his services would have a material adverse effect upon us and our business and prospects.

Our success depends, to a significant extent, upon the continued services of Walter Messier, who is a founder of Evolutionary Genomics and our current Chief Science Officer. Since inception, we have been dependent upon Dr. Messier, who is the inventor on most of our patents and responsible for the development of our core Adapted Traits Platform. If Dr. Messier or any key management personnel resign to join a competitor or form a competing company, the loss of such personnel, together with the loss of any customers or potential customers due to such executive’s departure, could materially and adversely affect our business and results of operations.

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

We may not be able to obtain or maintain the necessary licenses, permits, authorizations or accreditations, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the agricultural industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations or accreditations could result in restrictions on our ability to operate our business, which could have a material adverse effect on our business.

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

Some opponents of the use of biotechnology in agriculture raise public concern about the potential for adverse effects of products produced using genetic information that we provide to our customers on human or animal health, other plants and the environment. The potential for adventitious presence of commercial biotechnology traits in conventional seed, or in the grain or products produced from conventional or organic crops, is another factor that can affect general public acceptance of these traits. Public concern can affect the timing of, and whether our customers are able to obtain, government approvals. Even after approvals are granted, public concern may lead to increased regulation or legislation or litigation concerning prior regulatory approvals, which could affect our sales and results of operations by affecting planting approvals and may adversely affect sales of our customers’ products to farmers, due to their concerns about available markets for the sale of crops or other products derived from biotechnology which may lead to less demand from our customers. In addition, opponents of agricultural biotechnology have attacked farmers’ fields and facilities used by agricultural biotechnology companies and may launch future attacks against farmers’ fields and our field testing sites and research, production, or other facilities, which could affect our sales and our costs.

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

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any after payments due to preferred shareholders, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2017, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2017, we had available total federal and state net operating loss carryforwards of approximately $6,380,000, which expire in the years 2027 through 2035.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no owned properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent-free mailing address at 1026 Anaconda Drive, Castle Rock, CO 80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont CO 80501. The Company leases its operating facility, under a lease through June 30, 2017 and the twelve-month rent of $28,535 was being paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2017, there were outstanding options for 566,667 shares of common stock and outstanding warrants to purchase 110,884 shares of common stock.

As of January 10, 2018, there were approximately 351 holders of the Company's common stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2017	2016

Service and grant revenue	$32,690	$221,582
Operating expenses	$1,335,317	$1,275,049
Net loss	$(539,617)	$(1,152,024)
Preferred stock dividend	$(242,366)	$(196,549)
Net loss attributable to common stockholders	$(781,983)	$(1,348,573)

	As of December 31,
	2017	2016

Assets	$5,399,292	$6,402,674
Liabilities	$966,086	$46,064
Preferred stock	$3,029,579	$3,029,579
Stockholders’ equity (deficit)	$1,403,627	$1,841,348

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

•

On April 29, 2014, the United States Patent Office issued patent number 13,949,035 to Evolutionary Genomics for DIRIGNET GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS. In 2017, Evolutionary Genomics was issued several additional patents on our soybean genes and a patent on our tomato sweetness and salt tolerance genes.

•

Starting in 2014 and continuing through 2018, Evolutionary Genomics engaged the University of Missouri for the two generation, whole plant validation of the soybean pest resistance genes. During 2016, the early stages of that research led to the partial validation of the Company’s second soybean pathogen resistance gene, EG19. Various stages of additional results are expected in 2017 and 2018. We also are engaged with the University of Missouri for testing of our corn and tomato pest resistance genes.

Audited Consolidated Results of Operations:

	Year Ended December 31,
	2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$32,690	100.0%	$221,582	100.0%
Research and development	791,060	2419.9%	719,900	324.9%
Salaries and benefits	272,899	834.8%	264,340	119.3%
General and administrative	271,358	830.1%	290,809	131.2%
Total operating expenses	1,335,317	4084.8%	1,275,049	575.4%
Operating (loss)	(1,302,627)	-3984.8%	(1,053,467)	-475.4%
Other income and (expenses)	232,773	712.1%	(98,557)	-44.5%
Income taxes	530,237	1622.0%	0	0.0%
Net loss	$(539,617)	-1650.7%	$(1,152,024)	-519.9%
Preferred stock dividend	(242,366)	-741.4%	(196,549)	-88.7%
Net loss attributable to common stockholders	$(781,983)	-2392.1%	$(1,348,573)	-608.6%

Service Revenue

Service revenue decreased $188,892, or 85.2%, to $32,690 for the year ended December 31, 2017 from $221,582 for the year ended December 31, 2016. The decrease was primarily due to decreases in service revenue received from grants upon their completion in 2016 and early 2017. There were no new grants awarded to the Company during the year ended December 31, 2017.

Operating Expenses

Operating expenses increased $60,268, or 4.7%, to $1,335,317 for the year ended December 31, 2017 from $1,275,049 for the year ended December 31, 2016 and increased to 4084.8% of revenue from 575.4% of revenue. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $71,160, or 9.9%, to $791,060 for the year ended December 31, 2017 from $719,900 for the year ended December 31, 2016. The increase was primarily due to increased costs incurred on our pest resistance projects. As a percentage of revenue, research and development increased to 2419.9% for the year ended December 31, 2017 from 324.9% for the year ended December 31, 2016 primarily due to decreased revenue during the year ended December 31, 2017.

Salaries and Benefits

Salaries and benefits increased $8,559, or 3.2%, to $272,899 for the year ended December 31, 2017 from $264,340 for the year ended December 31, 2016. The increase was primarily due to increased general salaries and stock compensation during the year ended December 31, 2017. As a percentage of revenue, salaries and benefits increased to 834.8% for the year ended December 31, 2017 from 131.2% for the year ended December 31, 2016 primarily due to decreased revenue during the year ended December 31, 2017.

General and Administrative

General and administrative expenses decreased $19,451, or 6.7%, to $271,358 for the year ended December 31, 2017 from $290,809 for the year ended December 31, 2016. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants related to our merger. As a percentage of revenue, general and administrative expenses increased to 830.1% for the year ended December 31, 2017 from 131.2% for the year ended December 31, 2016 primarily due decreased revenue in the year ended December 31, 2017.

Other Income and (Expenses)

Total other income and (expenses) changed $331,330, or 336.2%, to income of $232,773 for the year ended December 31, 2017 from net expense of $98,557 for the year ended December 31, 2016. The change was primarily due to unrealized gains and losses on trading securities. As a percentage of revenue, other income and (expenses) changed to 712.1% for the year ended December 31, 2017 from (44.5%) for the year ended December 31, 2016.

Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The impact of the Tax Act was a net tax benefit of $530,237 for the year ended December 31, 2017.

Net Loss

Net loss decreased $612,407, or 53.2%, to $539,617 for the year ended December 31, 2017 from $1,152,024 for the year ended December 31, 2016. The decrease was primarily due to the income tax benefit from the Tax Act and increased unrealized gains of trading securities partially offset by decreased revenues and increased research and development expenses on our pest resistance projects.

Financial Condition

The Company’s working capital decreased $925,106 to $1,182,380 as of December 31, 2017 from $2,107,486 as of December 31, 2016 primarily due to the net loss from operations partially offset by unrealized gains on trading securities.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $1,177,305 for the year ended December 31, 2017 compared to $1,106,443 for the year ended December 31, 2016. The $70,862, or 6.4%, increase was primarily due to the increased net operating loss partially offset by unrealized gains on trading securities. Net cash flows for investing activities of $0 for the year ended December 31, 2017 compares to net cash from investing activities of $156,135 for the year ended December 31, 2016. The decrease was primarily due to proceeds from the sale of VetDC shares and from the sale of trading securities in the year ended December 31, 2016 partially offset by the purchase of property and equipment. Net cash provided for financing activities was $0 for the year ended December 31, 2017 compared to $3,004,033 for the year ended December 31, 2016 and the decrease was due to the issuance of preferred stock in the year ended December 31, 2016. The Company has no plans to do any additional financings in 2018.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility, under a lease through June 30, 2017 and the twelve-month rent of $28,535 was being paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement. The Company’s rent expense for the years ended December 31, 2017 and 2016 was $28,535 and $28,017, respectively.

Critical Accounting Policies

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of December 31, 2017 and 2016. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2017 and 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2017 and 2016. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impair was recorded during the years ended December 31, 2017 and 2016.

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

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. All revenue for the years ended December 31, 2017 and 2016 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the years ended December 31, 2017 and 2016.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2017 and 2016, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2017, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2017, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

Specifically, management identified the following control deficiencies: (1) the Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) Due to the size of the Company and limited personnel, the Company has not hired an individual with technical accounting expertise within the accounting function.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	61	Chairman of the Board, President, CEO, CFO
Walter Messier	62	Treasurer, Secretary
Virginia Orndorff	67	Director
Mark Boggess	57	Director

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

Mark Boggess, Ph.D. was appointed as a director of the Company on October 1, 2014. He has served as a director of Evolutionary Genomics since 2010. Dr. Boggess has a diverse background in the animal sciences and animal industries. Born and raised on a typical Iowa farm, he served as a swine and beef cattle extension specialist with the University of Idaho in Twin Falls from 1990 to 1994 he was responsible for all swine extension and educational programming and served as the animal breeding resource specialist for the University beef extension team. From 1994 to 2004, Dr. Boggess served as President of Salmon Creek Farms, LLC where was responsible for development of the Salmon Creek Farms Natural Pork program and branded product line, at Independent Meat Company in Twin Falls, ID. From 2004 to 2009, Dr. Boggess assumed the position of Director of Animal Science for the National Pork Board where he was responsible for program direction and industry funding coordination for research in pork quality; nutritional efficiency; sow lifetime productivity; genomics-genetics; alternatives to antimicrobials; production-management systems and bio-technology. Dr. Boggess also served as the National Pork Board liaison for animal science to producers, academia, media, regulators and the National Pork Producers Council and directed numerous pork industry based advisory groups. From 2009 to 2014, Dr. Boggess served as the National Program Leader for Food Animal Production and the National Program Leader for Pasture, Forage and Rangeland Systems for the USDA Agriculture Research Service in Beltsville, Maryland. In this role, Dr. Boggess directed ARS research for diverse programs in genetics and genomics, nutrition, reproductive physiology, animal welfare and meat quality. Dr. Boggess also directed research to improve pasture and rangeland management practices and land-use strategies, improve and restore the ecology of western rangelands and improve the capacity and efficiency of forage-based food animal production systems. Currently, Dr. Boggess serves as the Director of the U.S. Dairy Forage Research Center in Madison, WI. The USDFRC is unique in the world in that research programs are fully integrated and include research and expertise in soil science/ecology, forage breeding and management, forage handling and environmental engineering, animal nutrition, animal genetics/genomics, nutrient cycling/waste management, and dairy systems sustainability and management. In this role Dr. Boggess manages and directs the research programs for 21 scientists and approximately 75 support staff. The USDFRC includes two research farms in rural Wisconsin as well as offices and laboratories on the campus of the University of Wisconsin. Dr. Boggess attended Iowa State University receiving a BS degree in Animal Science in 1983. After receiving an MS degree from Cornell University with a major in Animal Breeding in 1985, Dr. Boggess returned to Iowa State University, receiving his PhD in 1990, also in Animal Breeding.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2017	$150,000	$1,000	$—	$10,000	$161,000
Chief Executive Officer	2016	$137,500	$—	$24,295	$7,500	$169,295
Chairman of the Board	2015	$120,000	$—	$—	$—	$120,000

Walter Messier	2017	$150,000	$10,000	$—	$—	$160,000
Chief Technology Officer	2016	$138,510	$25,000	$24,295	$—	$187,805
Secretary	2015	$124,823	$—	$—	$—	$124,823

Virginia Orndorff	2017	$—	$—	$—	$10,000	$10,000
Director	2016	$—	$—	$10,378	$7,500	$17,878
	2015	$—	$—	$—	$—	$—

Mark Boggess	2017	$—	$—	$—	$10,000	$10,000
Director	2016	$—	$—	$10,378	$7,500	$17,878
	2015	$—	$—	$—	$—	$—

The Company had no employment agreements as of December 31, 2017 and paid cash compensation to each to its directors of $10,000 and $7,500 during the years ended December 31, 2017 and 2016, respectively and did not pay cash compensation to its directors in the years prior to 2016. No option grants were issued during the year ended December 31, 2017. During the year ended December 31, 2016, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess and 100,000 shares each to Walter Messier and Steve Warnecke.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2017 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2017 and 2016 for professional services rendered by our principal accountant, EKS&H for the audit of our annual financial statements and quarterly reviews were $45,669 and $36,091, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2017 and 2016 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2017 and 2016, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2017 and 2016.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC.(Incorporated herein by reference. Previously filed as Exhibit 10.1 to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.)

3.1

Form of Amended and Restated Articles of Incorporation (Incorporated herein by reference. Previously filed as Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.)

3.2	Bylaws of the Company (Incorporated herein by reference. Previously filed as Exhibit 3.2 to Registrant’s Form 10 filed with the Securities and Exchange Commission on September 23, 2010.)
3.3

Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock (Incorporated herein by reference. Previously filed as Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2016.)

4.1	Specimen Stock Certificate (Incorporated herein by reference. Previously filed as Exhibit 4.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2015.)
10.1	Equity Incentive Plan (Incorporated herein by reference. Previously filed as Exhibit 10.1 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on April 2, 2015.)
10.2

Tennessee State University Agreement (Incorporated herein by reference. Previously filed as Exhibit 10.2 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.3

Tennessee State University Amendment (Incorporated herein by reference. Previously filed as Exhibit 10.3 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.4

Fee for Services Agreement University of Missouri (Incorporated herein by reference. Previously filed as Exhibit 10.4 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.5

Contract for Services University of Missouri (Incorporated herein by reference. Previously filed as Exhibit 10.5 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.6

Bill and Melinda Gates Foundation MSA (Incorporated herein by reference. Previously filed as Exhibit 10.6 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.7

Bill and Melinda Gates Foundation WO 1 (Incorporated herein by reference. Previously filed as Exhibit 10.7 to Registrant’s Report on Form S-4 filed with the Securities and Exchange Commission on July 2, 2015.)

10.8

State of Colorado Grant Agreement (Incorporated herein by reference. Previously filed as Exhibit 10.8 to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2016.)

10.9

Amendment 1 to the UM Nguyen Sponsored Research Contract (Incorporated herein by reference. Previously filed as Exhibit 10.9 to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2017.)

10.10

Amendment 2 to the UM Zhang Sponsored Research Contract (Incorporated herein by reference. Previously filed as Exhibit 10.10 to Registrant’s Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2017.)

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

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on March 5, 2018.

EVOLUTIONARY GENOMICS, INC.

March 5, 2018	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 5, 2018
Steve B. Warnecke

/s/ Virginia Orndorff	Director	March 5, 2018
Virginia Orndorff

/s/ Mark Boggess	Director	March 5, 2018
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2017 and 2016

Contents

Report of Independent Registered Public Accounting Firm	F-2

Condensed and Consolidated Balance Sheets	F-3

Condensed and Consolidated Statements of Operations	F-4

Condensed and Consolidated Statement of Stockholders’ Equity	F-5

Condensed and Consolidated Statements of Cash Flows	F-6

Notes to Condensed and Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Evolutionary Genomics, Inc. and Subsidiary

Castle Rock, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and Subsidiary (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

EKS&H LLLP

March 5, 2018

Boulder, Colorado

We have served as the Company's auditor since 2014.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016

A S S E T S

Current assets
Cash	$880,243	$2,057,548
Accounts receivable	—	9,289
Trading securities	290,712	64,299
Prepaid expenses	22,065	22,414
Total current assets	1,193,020	2,153,550

Non-current assets
Property and equipment, net	165,476	205,726
Intangible assets, net	4,040,796	4,043,398
Total non-current assets	4,206,272	4,249,124
Total assets	$5,399,292	$6,402,674

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,640	$46,064
Total current liabilities	10,640	46,064

Long-term liabilities
Deferred tax liability	955,446	1,485,683
Total liabilities	966,086	1,531,747

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 shares authorized
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding;
liquidation preference of $3,407,903	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding	5,882	5,882
Preferred Stock dividend to be distributed	438,915	196,549
Additional paid-in capital	12,438,742	12,579,212
Accumulated deficit	(11,479,912)	(10,940,295)
Total stockholders' equity	1,403,627	1,841,348
Total liabilities and stockholders' equity	$5,399,292	$6,402,674

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the years ended December 31, 2017 and 2016

	2017	2016

Service and grant revenue	$32,690	$221,582

Operating expenses
Research and development	791,060	719,900
Salaries and benefits	272,899	264,340
General and administrative	271,358	290,809
Total operating expenses	1,335,317	1,275,049

Operating (loss)	(1,302,627)	(1,053,467)

Other income (expenses):
Investment income	6,360	7,436
Realized (loss) gain on the sale of investments	—	59,856
Unrealized gain/(loss) on trading securities	226,413	(165,849)
Total other (expenses)	232,773	(98,557)
Loss before income taxes	(1,069,854)	(1,152,024)
Income tax benefit	530,237	—
Net loss	(539,617)	(1,152,024)
Preferred stock dividend	(242,366)	(196,549)
Net loss attributable to common stockholders	$(781,983)	$(1,348,573)

Net loss per common share, basic and diluted	$(0.13)	$(0.23)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

December 31, 2017 and 2016

	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2015	5,881,898	$5,882	$—	$12,699,467	$(9,788,271)	$2,917,078
Stock compensation	—	—	—	101,840	—	101,840
Preferred stock dividends	—	—	196,549	(196,549)	—	—
Issuance costs of Preferred Stock	—	—	—	(25,546)	—	(25,546)
Net loss	—	—	—	—	(1,152,024)	(1,152,024)
Balance, December 31, 2016	5,881,898	$5,882	$196,549	$12,579,212	$(10,940,295)	$1,841,348
Stock compensation	—	—	—	101,896	—	101,896
Preferred stock dividends	—	—	242,366	(242,366)	—	—
Net loss	—	—	—	—	(539,617)	(539,617)
Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,912)	$1,403,627

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(539,617)	$(1,152,024)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	42,852	38,897
Stock-based compensation	101,896	101,840
Realized (gain) on sale of investment in VetDC, Inc.	—	(69,222)
Realized loss on sale of trading securities	—	9,366
Unrealized (gain) loss on trading securities	(226,413)	165,849
Changes in operating assets and liabilities:
Accounts receivable	9,289	6,859
Prepaid expenses	349	(320)
Accounts payable and accrued expenses	(35,424)	(93,786)
Billings in excess of costs	—	(113,902)
Deferred tax liability	(530,237)	—
Cash flows from operating activities	(1,177,305)	(1,106,443)

Cash flows from investing activities:
Purchase of equipment	—	(103,195)
Proceeds from sale of investment in VetDC, Inc.	—	241,146
Proceeds from sale of trading securities	—	18,184
Cash flows from investing activities	—	156,135

Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net of offering expense	—	3,004,033
Cash flows from financing activities	—	3,004,033

Net change in cash	(1,177,305)	2,053,725

Cash, beginning of period	2,057,548	3,823

Cash, end of period	$880,243	$2,057,548

Supplemental cash flow information
Preferred stock dividend accretion	$242,366	$196,549

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

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

Accounts Receivable: Accounts receivable are carried at cost less an allowance for doubtful accounts, if an allowance is deemed necessary. On a periodic basis the Company evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based upon the history of past write-offs, collections, and current credit conditions. A receivable is written off when it is determined that all reasonable collection efforts have been exhausted and the potential for recovery is considered remote. The Company recorded no allowance for doubtful accounts as of December 31, 2017 and 2016. Recoveries of receivables previously written off are recorded when received. The Company does not charge interest on past-due receivables.

Trading Securities: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2017 and 2016. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2017 and 2016.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impair was recorded during the years ended December 31, 2017 and 2016.

Revenue Recognition: The Company recognizes revenue where persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Service revenues are generally recognized as fees for service contracts, including payments for Company personnel on a per-day basis and reimbursement for subcontractors and supplies on a cost-incurred basis. Under our milestone-based contracts, consideration associated with at-risk substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts. All revenue for the years ended December 31, 2017 and 2016 was from sources inside the United States, was from contractual research projects and grants, and there was no licensing revenue. The Company recorded no other revenue for the years ended December 31, 2017 and 2016.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2017 and 2016, a full valuation allowance has been established on the net deferred tax asset.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2017, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In November 2014, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as non-current in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Adoption has not had a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We have adopted this standard and it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which supersedes existing revenue recognition guidance. In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company will apply the modified-retrospective method and does not expect it to impact these consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on the Company’s consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. ASU 2017-11 which changes the accounting for equity instruments that include a down round feature. For public entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact on the on the consolidated financial statements and related disclosures.

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

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016
Trading securities	$64,299	$64,299	$—	$—
	$64,299	$64,299	$—	$—
Balance at December 31, 2017
Trading securities	$290,712	$290,712	$—	$—
	$290,712	$290,712	$—	$—

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2017 and 2016 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	December 31,
	2017	2016
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(338,189)	(297,939)
Property and equipment, net	$165,476	$205,726

Depreciation expense for the years ended December 31, 2017 and 2016 was $40,250 and $36,295, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	December 31,
	2017	2016
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(27,845)	(25,243)
Intangible assets, net	$4,040,796	$4,043,398

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $11,190 thereafter. Amortization expense for the patents during the years ended December 31, 2017 and 2016 was $2,602 and $2,602, respectively.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in late 2018. Additional expected costs to complete the research are expected to be approximately $245,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

Note 7: Income Taxes

Income tax expense from continuing operations consists of the following:

	December 31,
	2017	2016
Current income tax expense/(benefit)
Federal	—	—
State	—	—
Total current income tax expense/(benefit)	—	—
Deferred income tax expense/(benefit)
Federal	(542,160)	—
State	11,923	—
Total deferred tax expense/(benefit)	(530,237)	—

Total income tax expense/(benefit)	(530,237)	—

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

	Year Ended December 31,
	2017	2016
Federal Statutory Rate	35.00%	35.00%
Effective State Rate	3.01%	3.35%
Incentive Stock Options	-2.14%	-2.02%
Lobbying Expense	0.00%	-1.00%
Officers Life Insurance	-0.04%	0.00%
Meals And Entertainment	0.00%	-0.02%
Organizational Costs	0.10%	0.00%
R&D Credit (Cumulative Benefit)	23.70%	0.00%
Rate Change - Tax Reform	13.49%	0.00%
Change In Valuation Allowance: Tax Reform	-85.69%	0.00%
Change In Valuation Allowance	59.76%	-35.31%
Other	2.40%	0.00%
Effective Rate	49.59%	0.00%

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

The components of deferred income tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred tax assets
Loss carryforwards	1,573,320	1,993,000
Marketable securities	59,817	180,000
Non-qualified stock options	19,118	16,000
R&D Credits	253,518	—
Less valuation allowance	(1,904,412)	(2,183,000)
Deferred tax assets	1,361	6,000

Deferred tax liabilities
Depreciation/amortization	(1,361)	(6,000)
Intangible assets	(955,446)	(1,486,000)
Deferred tax liabilities	(956,807)	(1,492,000)

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the federal tax rate, the Company is required to revalue its ending net deferred tax liabilities as of December 31, 2017 and alter the ending valuation allowance on the net deferred tax assets accordingly.

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2017 and 2016. The change in the valuation allowance during the years ended December 31, 2017 and 2016 was an increase/(decrease) of $(279,000) and $626,000, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2017 and 2016, the Company maintained net operating loss (“NOL”) carryforwards of approximately $6,380,000 and $5,195,000. Use of NOL carryforwards are limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding year(s). A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. The NOL carryforwards expire at various intervals through 2037. In addition, the Company has R&D credits of $253,000 that will expire at various intervals through 2037.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. At this time, the Company does not have any uncertain tax positions to assess.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of December 31, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1. The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis, and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2017, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid. As of December 31, 2017, there were $438,915 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of December 31, 2017 and 2016, the Company had outstanding warrants to purchase 110,884 and 113,479 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2016	113,479	$6.60	4.78
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2016	113,479	$6.60	3.78
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, December 31, 2017	110,884	$6.60	2.87

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the years ended December 31, 2017 and 2016, the Company recorded compensation costs for incentive stock options of $101,896 and $101,840, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the year ended December 31, 2017 and 380,000 options at exercises prices of $3.00 and $3.50 per share during the year ended December 31, 2016.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2016	186,667	$0.55	7.39
Granted	380,000	3.21	10.00
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2016	566,667	$2.33	7.95

Exercisable at December 31, 2016	216,667	$0.89	5.91

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2017	566,667	$2.33	6.95	$84,000

Exercisable at December 31, 2017	333,334	$1.71	6.04	$84,000

During the years ended December 31, 2017 and 2016, options for 116,667 and 30,000 shares vested, respectively. As of December 31, 2017, there was $115,855 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 17 months.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2016 and 2015

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2017 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2017. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2017 and 2016 was $28,535 and $28,017, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2017, thus limiting any future royalties as of December 31, 2017 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2017 and 2016 because it has not received any revenue from the sale of products to date.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of December 31, 2017.

VetDC, Inc.: VetDC, Inc., a Delaware C corporation, is focused on developing pet therapeutic products and is related to the Company through common ownership and management. During the year ended December 31, 2016, the Company sold all of its remaining shares of VetDC, Inc.

Note 12: Concentrations

Revenue and Account Receivable Concentrations: The Company is dependent on a relatively few sources of revenue from grants and commercial research contracts. For each of the years ended December 31, 2017 and 2016, the Company had one customer that represented all gross service revenue. As of December 31, 2017 and 2016, 100% of the Company’s accounts receivable were due from one customer. As of December 31, 2017 and 2016, the maximum exposure to credit losses for this customer was $0 and $9,289, respectively. Loss of this customer without acquisition of additional customers could significantly impact the Company’s revenue.

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.