Form 10-Q
period 2018-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2018-05-15
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of March 31, 2018, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
A S S E T S

Current assets
Cash	$666,844	$880,243
Investments	242,855	290,712
Prepaid expenses	27,827	22,065
Total current assets	937,526	1,193,020

Non-current assets
Property and equipment, net	155,857	165,476
Intangible assets, net	4,040,146	4,040,796
Total non-current assets	4,196,003	4,206,272
Total assets	$5,133,529	$5,399,292

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current liabilities
Accounts payable and accrued expenses	$10,304	$10,640
Total current liabilities	10,304	10,640

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	965,750	966,086

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at March 31, 2018 and December 31, 2017
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
March 31, 2018 and December 31, 2017; liquidation
preference at March 31, 2018 of $3,529,086	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at March 31, 2018	5,882	5,882
and December 31, 2017
Preferred Stock	499,507	438,915
Additional paid-in capital	12,402,794	12,438,742
Accumulated deficit	(11,769,983)	(11,479,912)
Total stockholders' equity	1,138,200	1,403,627
Total liabilities and stockholders' equity	$5,133,529	$5,399,292

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2018 and 2017 (unaudited)

	2018	2017

Service and grant revenue	$-	$26,680

Operating expenses
Research and development	106,280	369,563
Salaries and benefits	62,144	85,144
General and administrative	74,014	94,129
Total operating expenses	242,438	548,836

Operating (loss)	(242,438)	(522,156)

Other income (expenses):
Investment income	224	644
Unrealized (loss) on investments	(47,857)	(7,157)
Total other (expenses)	(47,633)	(6,513)

Net loss	(290,071)	(528,669)
Preferred stock dividend	(60,592)	(60,592)
Net loss attributable to common stockholders	$(350,663)	$(589,261)

Net loss per common share, basic and diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2018 and 2017 (unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(290,071)	$(528,669)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	10,269	10,712
Stock-based compensation	24,644	27,645
Unrealized loss on investments	47,857	7,157
Changes in operating assets and liabilities:
Accounts receivable	-	(17,391)
Prepaid expenses	(5,762)	(2,250)
Accounts payable and accrued expenses	(336)	188,945
Cash flows from operating activities	(213,399)	(313,851)

Cash flows from investing activities:
Purchase of trading securities	-	(1,499,933)
Cash flows from investing activities	-	(1,499,933)

Cash flows from financing activities:
Cash flows from financing activities	-	-

Net change in cash	(213,399)	(1,813,784)

Cash, beginning of period	880,243	2,057,548

Cash, end of period	$666,844	$243,764

Supplemental cash flow information
Preferred stock dividend accrual	$60,592	$60,592

The accompanying notes are an integral part of the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

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

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments.  We have determined that cash and investments on hand provide adequate liquidity to fund the Company one year from the date of this filing.  We are currently negotiating grant funding through various agencies, and if we are unable to secure research grant funding we may need to seek additional capital.  There can be no assurance we will be able to raise this additional capital.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Investments: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit and are carried at their fair value based on the quoted market prices of the securities at March 31, 2018 and December 31, 2017. Net realized and unrealized gains and losses on investments are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2018 and 2017.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the three months ended March 31, 2018 and 2017.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2018 and December 31, 2017, a full valuation allowance has been established on the net deferred tax asset.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2018, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers which supersedes existing revenue recognition guidance. In August 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The core principle of the comprehensive new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company adopted this standard on January 1, 2018 using the modified-retrospective method and it did not have a material impact on the consolidated financial statements.  During the three months ended March 31, 2018, the Company did not have any revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company adopted this guidance January 1, 2018 and it did not have a material impact on the condensed and consolidated financial statements.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017
Investments	$290,712	$290,712	$-	$-
	$290,712	$290,712	$-	$-
Balance at March 31, 2018
Investments	$242,855	$242,855	$-	$-
	$242,855	$242,855	$-	$-

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at March 31, 2018 and December 31, 2017 due to the relatively short-term nature of these instruments.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2018	2017
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(347,808)	(338,189)
Property and equipment, net	$155,857	$165,476

Depreciation expense for the three months ended March 31, 2018 and 2017 was $9,619 and $10,063, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2018	2017
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(28,495)	(27,845)
Intangible assets, net	$4,040,146	$4,040,796

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $11,190 thereafter. Amortization expense for the patents during the three months ended March 31, 2018 and 2017 was $650 and $650, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in 2019. Additional costs to complete the research are expected to be approximately $235,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of March 31, 2018 and December 31, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2018, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of March 31, 2018, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of March 31, 2018, there were $499,507 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of March 31, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2016	113,479	$6.60	3.48
Granted	-	-	-
Exercised	-	-	-
Expired	(2,595)	6.60	-
Balance, December 31, 2017	110,884	$6.60	2.87
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2018	110,884	$6.60	2.62

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the three months ended March 31, 2018 and 2017, the Company recorded compensation costs for incentive stock options of $24,644 and $27,644, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the three months ended March 31, 2018 and 2017.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Balance, December 31, 2017	566,667	$2.33	6.95

Exercisable at December 31, 2017	333,334	$1.71	6.04

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Balance, March 31, 2018	566,667	$2.33	6.70	$-

Exercisable at March 31, 2018	416,667	$1.99	6.17	$-

During the three months ended March 31, 2018 and 2017, options for 83,333 and 83,333 shares vested, respectively. As of March 31, 2018, there was $95,773 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 11 months.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2018 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2018.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2018 and 2017 was $7,134 and $7,134, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2018, thus limiting any future royalties as of March 31, 2018 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2018 and 2017 because it has not received any revenue from the sale of products to date.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of March 31, 2018.

Note 11: Concentrations

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

The single most valuable step in the process of crop improvement is the identification of the key genes among the tens of thousands of genes in the genome that has the desired impact.  EG set out to find genes in soybeans that impact pest and disease resistance.  We identified two that showed promise and, in hairy root assays on one of these genes, EG261, at the University of Wisconsin – Madison, proved that EG261 impacted resistance.  When we discussed these results with the larger seed companies, they indicated interest but wanted to see two generation, whole plant testing results before entering licensing negotiations.

As a small company restricted by our limited resources, we cannot afford to generate vast numbers of events.  Moderate success is important enough to indicate that further optimization can lead to significantly improved results.  We must prove that there is enough evidence to warrant additional trials by companies with vastly more resources to build on our success but the single most valuable step in this process is the identification of the genes.  We have engaged Dr. Nguyen and Dr. Zhang and their teams at the University of Missouri to independently perform these validation studies for us.

With transgenic change to plants, we use multiple tools to try to land the gene in the right spot in the genome but it is still an imperfect artform.  We need to generate enough events in which the gene lands in the right place and is then inherited into the next generation with the right expression level.  A low percentage of all attempts result in a testable event and, even then, you cannot be sure that the gene falls into the perfect spot or is expressed at the optimal level.  We must generate enough events so that we have a few that genuinely show the impact of the gene.  False negatives are the rule and we cannot be discouraged by them.  A small number of successes can greatly outweigh a large number of false negatives.

Over the last three years, Dr. Zhang’s lab at the University of Missouri has been attempting to create transgenic events with eleven constructs of EG261 and EG19 along with controls which are tested to confirm that the gene lands in the genome and was inherited into the next generation.  Heritable events are then grown to seed and tested to see if they are homozygous.  These homozygous plants are the T2 generation that is then tested for their impact on resistance level.  Promising T2 lines are grown to generate T3 plants for further resistance testing.  When enough data is accumulated, we will present our results to seed companies.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through March 31, 2018.  On May 2, 2018, the Company notified the University that the performance under this contract does not appear to meet certain guaranteed minimum requirements.  The Company expects to enter into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract.  There can be no guarantee that these negotiations will result in any changes in the contract.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri.  As discussed earlier, it is expected that the large majority of events produced will not create positive results and only a small number of positive results will greatly outweigh the majority because of the inexact science of gene transformation.  There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets.  We expect to engage in discussions with the University of Missouri to determine if further work is warranted.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of the process not creating enough events.

We believe that we will need to restart this transformation work at another institution and have engaged in discussions with the Wisconsin Crop Innovation Center (WCIC).  We expect to enter into a Service Agreement with WCIC for the transformation soybeans using our genes.  WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events.  We expect to have generation T1 seeds available in nine months and will then grow these seeds to generation T2 plants for resistance testing.  Resistance test results will be expected in the summer/fall of 2019 at which time we intend to market the genes to the industry.

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. The United States Patent and Trademark Office issued patents 9,834,783 and 9,605,274 which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On December 21, 2017, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19.

If results from the whole plant validation trials confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new genes, the Company will enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements. If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,476.

The Company is also at various stages of development in testing of pest/disease resistance genes in tomatoes, corn, cotton and bananas.  We have varying levels of confidence in the efficacy of these genes and, to date, have no concrete proof that the genes will be effective, without negative impacts or whether they will be marketable to the industry.

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

Evolutionary Genomics continues to pursue grant funding from governmental agencies, industry associations and grant making foundations but these sources of funding are often subject to limitations in available funds, funding priorities in areas other than the our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of March 31, 2018 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$-	N/A	$26,680	100.0%
Research and development	106,280	N/A	369,563	1385.2%
Salaries and benefits	62,144	N/A	85,144	319.1%
General and administrative	74,014	N/A	94,129	352.8%
Total operating expenses	242,438	N/A	548,836	2057.1%
Operating (loss)	(242,438)	N/A	(522,156)	-1957.1%
Other income and (expenses)	(47,633)	N/A	(6,513)	-24.4%
Net loss	$(290,071)	N/A	$(528,669)	-1981.5%
Preferred stock dividend	(60,592)	N/A	-	0.0%
Net loss attributable to common stockholders	$(350,663)	N/A	$(528,669)	-1981.5%

Service and Grant Revenue

Service revenue decreased $26,680, or 100%, to $0 for the three months ended March 31, 2018 from $26,680 for the three months ended March 31, 2017. The decrease was primarily due to decreased revenue recognized from the State of Colorado grant which is complete.

Operating Expenses

Operating expenses decreased $306,398, or 55.8%, to $242,438 for the three months ended March 31, 2018 from $548,836 for the three months ended March 31, 2017. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $263,283, or 71.2%, to $106,280 for the three months ended March 31, 2018 from $369,563 for the three months ended March 31, 2017. The decrease was primarily due to decreased costs for our pest resistance validation trials at the University of Missouri.

Salaries and Benefits

Salaries and benefits decreased $23,000, or 27.0%, to $62,144 for the three months ended March 31, 2018 from $85,144 for the three months ended March 31, 2017. The decrease was primarily due to lower bonuses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative

General and administrative expenses decreased $20,115, or 21.4%, to $74,014 for the three months ended March 31, 2018 from $94,129 for the three months ended March 31, 2017. The decrease was primarily due to decreased professional fees.

Other Income and (Expenses)

Total net other expense increased $41,120, or 631.4%, to $47,633 for the three months ended March 31, 2018 from $6,513 for the three months ended March 31, 2017. The increase was primarily due to increased unrealized losses on investments compared to the prior period.

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

Net (Loss)

Net (loss) decreased $238,598, or 45.1%, to $290,071 for the three months ended March 31, 2018 from $528,669 for the three months ended March 31, 2017. The decrease was primarily due to decreased costs for our pest resistance validation trials at the University of Missouri, increased unrealized losses on trading securities, decreased bonuses and decreased professional fees partially offset by lower revenue.

Financial Condition

The Company’s working capital decreased $255,158 to $927,222 as of March 31, 2018 from $1,182,380 as of December 31, 2017 primarily due the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $213,399 for the three months ended March 31, 2018 compared to $313,851 for the three months ended March 31, 2017. The $100,452, or 32.0%, decrease was primarily due to the decreased net loss partially offset by smaller changes accounts payable and accrued expenses. Net cash flows used for investing activities decreased to $0 for the three months ended March 31, 2018 from $1,499,933 for the three months ended March 31, 2017 primarily due to the decreased purchases of investments (treasury bonds and bank certificates of deposit). Net cash provided from financing activities was $0 for the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2018 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2018.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2018 and 2017 was $7,134 and $7,134, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ending March 31, 2018, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company issued no additional shares of stock.

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

May 15, 2018