Form 10-Q
period 2018-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2018-11-14
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

(720) 900-8666

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of September 30, 2018, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
A S S E T S

Current assets
Cash	$278,474	$880,243
Accounts Receivable	51,375	—
Investments	36,285	290,712
Prepaid expenses	8,962	22,065
Total current assets	375,096	1,193,020

Non-current assets
Property and equipment, net	136,620	165,476
Intangible assets, net	4,038,844	4,040,796
Total non-current assets	4,175,464	4,206,272
Total assets	$4,550,560	$5,399,292

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,385	$10,640
Total current liabilities	1,385	10,640

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	956,831	966,086

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at September 30, 2018 and December 31, 2017
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
September 30, 2018 and December 31, 2017; liquidation
preference at September 30, 2018 of $3,650,270	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at September 30, 2018	5,882	5,882
and December 31, 2017
Preferred Stock	620,690	438,915
Additional paid-in capital	12,330,899	12,438,742
Accumulated deficit	(12,393,321)	(11,479,912)
Total stockholders' equity	564,150	1,403,627
Total liabilities and stockholders' equity	$4,550,560	$5,399,292

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Service and grant revenue	$76,375	$—	$76,375	$32,690

Operating expenses
Research and development	114,693	145,963	374,933	653,344
Salaries and benefits	62,144	62,144	186,432	209,755
General and administrative	44,173	60,253	174,657	210,329
Total operating expenses	221,010	268,360	736,022	1,073,428

Operating (loss)	(144,635)	(268,360)	(659,647)	(1,040,738)

Other income (expenses):
Investment income	193	8,738	663	5,468
Unrealized (loss) gain on investments	(120,857)	6,421	(254,427)	(20,657)
Total other (expenses)	(120,664)	15,159	(253,764)	(15,189)

Net loss	(265,299)	(253,201)	(913,411)	(1,055,927)
Preferred stock dividend	(60,591)	(60,592)	(181,775)	(181,775)
Net loss attributable to common stockholders	$(325,890)	$(313,793)	$(1,095,186)	$(1,237,702)

Net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.19)	$(0.21)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the condensed and consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

 (unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(913,411)	$(1,055,927)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	30,808	32,138
Stock-based compensation	73,934	77,253
Unrealized loss on investments	254,427	20,657
Changes in operating assets and liabilities:
Accounts receivable	(51,375)	9,289
Prepaid expenses	13,103	14,015
Accounts payable and accrued expenses	(9,255)	(21,740)
Cash flows used in operating activities	(601,769)	(924,315)

Cash flows from investing activities:
Purchase of trading securities	—	(502,175)
Cash flows used in investing activities	—	(502,175)

Cash flows from financing activities:
Cash flows from financing activities	—	—

Net change in cash	(601,769)	(1,426,490)

Cash, beginning of period	880,243	2,057,548

Cash, end of period	$278,474	$631,058

Supplemental cash flow information
Preferred stock dividend accrual	$181,775	$181,775

The accompanying notes are an integral part of the condensed and consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Investments: The Company’s short-term investments are comprised of equity securities, treasury bonds and bank certificates of deposit and are carried at their fair value based on the quoted market prices of the securities at September 30, 2018 and December 31, 2017. Net realized and unrealized gains and losses on investments are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months ended September 30, 2018 and 2017.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the nine months ended September 30, 2018 and 2017.

Revenue Recognition: In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company does not expect the adoption of the new guidance to have a material impact on its businesses.

Grant revenue, which is not within the scope of Topic 606, consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2018 and December 31, 2017, a full valuation allowance has been established on the net deferred tax asset.

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

September 30, 2018

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months ended September 30, 2018, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

September 30, 2018

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

The following tables summarize the basis used to measure certain financial assets at fair value on a recurring basis in the condensed and consolidated balance sheets:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017
Investments	$290,712	$290,712	$—	$—
	$290,712	$290,712	$—	$—
Balance at September 30, 2018
Investments	$36,285	$36,285	$—	$—
	$36,285	$36,285	$—	$—

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, treasury bonds or bank certificates of deposit, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at September 30, 2018 and December 31, 2017 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2018	2017
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(367,045)	(338,189)
Property and equipment, net	$136,620	$165,476

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $28,856 and $30,188, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2018	2017
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(29,797)	(27,845)
Intangible assets, net	$4,038,844	$4,040,796

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $9,238 thereafter. Amortization expense for the patents during the nine months ended September 30, 2018 and 2017 was $1,952 and $1,952, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in the third quarter of 2019. Additional costs to complete the research are expected to be approximately $147,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of September 30, 2018 and December 31, 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1.  The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation.  This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2018, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  As of September 30, 2018, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid.  As of September 30, 2018, there were $620,690 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of September 30, 2018 and December 31, 2017, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2016	113,479	$6.60	3.48
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, December 31, 2017	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, September 30, 2018	110,884	$6.60	2.12

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation costs for incentive stock options of $73,934 and $77,253, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the nine months ended September 30, 2018 and 2017.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2017	566,667	$2.33	6.95

Exercisable at December 31, 2017	333,334	$1.71	6.04

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2018	566,667	$2.33	6.20	$—

Exercisable at September 30, 2018	450,000	$2.10	5.87	$—

During the nine months ended September 30, 2018 and 2017, options for 116,666 and 116,667 shares vested, respectively. As of September 30, 2018, there was $46,485 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next seven months.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2018 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2018.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2018 and 2017 was $19,023 and $21,401, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2018, thus limiting any future royalties as of September 30, 2018 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2018 and 2017 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of September 30, 2018.

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

Note 12: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds.  In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through June 30, 2019. As of September 30, 2018, the Company had $278,474 of cash and $36,285 of investments. The Company forecasts using $644,000 of cash for operating expenses. We have determined that cash and investments on hand along with grant revenue and sales of some of our lab assets will provide adequate liquidity to fund the Company one year from the date of this filing. We also believe that we will be able to generate grant and/or licensing revenue in the next twelve months that will help offset operating expenses. We are currently seeking additional grant funding but there can be no assurance we will be able to obtain additional funding. We also anticipate marketing our genes to the seed industry over the next twelve months which may provide licensing revenue but there can be no assurance that we will be successful in these efforts. The accompanying condensed financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through September 30, 2018. On May 2, 2018, the Company notified the University that the performance under this contract does not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract.

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

In June 2018, Evolutionary Genomics was notified by the Colorado Office of Economic Development and International Trade that its grant application for an Advanced Industries grant was approved for the advancement to the Company’s pest/disease resistance projects. The Company expects recognize the $250,000 grant through June 30, 2019. Evolutionary Genomics continues to pursue grant funding from governmental agencies, industry associations and grant making foundations but these sources of funding are often subject to limitations in available funds, funding priorities in areas other than the our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of September 30, 2018 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$76,375	100.0%	$—	N/A	$76,375	100.0%	$32,690	100.0%
Research and development	114,693	150.2%	145,963	N/A	374,933	490.9%	653,344	1998.6%
Salaries and benefits	62,144	81.4%	62,144	N/A	186,432	244.1%	209,755	641.6%
General and administrative	44,173	57.8%	60,253	N/A	174,657	228.7%	210,329	643.4%
Total operating expenses	221,010	289.4%	268,360	N/A	736,022	963.7%	1,073,428	3283.7%
Operating (loss)	(144,635)	-189.4%	(268,360)	N/A	(659,647)	-863.7%	(1,040,738)	-3183.7%
Other income and (expenses)	(120,664)	-158.0%	15,159	N/A	(253,764)	-332.3%	(15,189)	-46.5%
Net loss	$(265,299)	-347.4%	$(253,201)	N/A	$(913,411)	-1196.0%	$(1,055,927)	-3230.1%
Preferred stock dividend	(60,591)	-79.3%	(60,592)	N/A	(181,775)	-238.0%	(181,775)	-556.1%
Net loss attributable to common stockholders	$(325,890)	-426.7%	$(313,793)	N/A	$(1,095,186)	-1434.0%	$(1,237,702)	-3786.2%

Service and Grant Revenue

Service revenue increased $76,375, to $76,375 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The increase was primarily due to funding from our new grant from the State of Colorado.

Service revenue increased $43,685, or 133.6%, to $76,375 for the nine months ended September 30, 2018 from $32,690 for the nine months ended September 30, 2017. The increase was primarily due to funding from our new grant from the State of Colorado.

Operating Expenses

Operating expenses decreased $47,350, or 17.6%, to $221,010 for the three months ended September 30, 2018 from $268,360 for the three months ended September 30, 2017. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Operating expenses decreased $337,406, or 31.4%, to $736,022 for the nine months ended September 30, 2018 from $1,073,428 for the nine months ended September 30, 2017. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $31,270, or 21.4%, to $114,693 for the three months ended September 30, 2018 from $145,963 for the three months ended September 30, 2017. The increase was primarily due to decreased costs for our pest resistance projects.

Research and development decreased $278,411, or 42.6%, to $374,933 for the nine months ended September 30, 2018 from $653,344 for the nine months ended September 30, 2017. The decrease was primarily due to decreased costs for our pest resistance projects.

Salaries and Benefits

Salaries and benefits remained unchanged at $62,144 for the three months ended September 30, 2018 and 2017.

Salaries and benefits decreased $23,323, or 11.1%, to $186,432 for the nine months ended September 30, 2018 from $209,755 for the nine months ended September 30, 2017. The decrease was primarily due to bonuses paid in the three months ended March 31, 2017.

General and Administrative

General and administrative expenses decreased $16,080, or 26.7%, to $44,173 for the three months ended September 30, 2018 from $60,253 for the three months ended September 30, 2017. The increase was due to decreased professional fees and filing fees.

General and administrative expenses decreased $35,672, or 17.0%, to $174,657 for the nine months ended September 30, 2018 from $210,329 for the nine months ended September 30, 2017. The decrease was primarily due to decreased professional fees and filing fees.

Other Income and (Expenses)

Total net other expenses increased $135,823, or 896.0%, to $120,664 for the three months ended September 30, 2018 from income of $15,159 for the three months ended September 30, 2017. The increase was primarily due to unrealized losses on trading securities.

Total net other expenses increased $238,575, or 1570.7%, to $253,764 for the nine months ended September 30, 2018 from $15,189 for the nine months ended September 30, 2017. The increase was primarily due to unrealized losses on trading securities.

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

As of December 31, 2017 and 2016, the Company maintained net operating loss (“NOL”) carryforwards of approximately $6,369,000 and $5,238,000. Use of NOL carryforwards are limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding year(s). A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. In addition, the Company has R&D credits of $305,000.

Net (Loss)

Net (loss) increased $12,098, or 4.8%, to $265,299 for the three months ended September 30, 2018 from $253,201 for the three months ended September 30, 2017. The decrease was primarily due to increased unrealized losses on trading securities partially offset by increased grant revenue and decreased costs on pest resistance trials.

Net (loss) decreased $142,516, or 13.5%, to $913,411 for the nine months ended September 30, 2018 from $1,055,927 for the nine months ended September 30, 2017. The decrease was primarily due to increased grant revenue, decreased costs on our pest resistance projects and decreased bonuses and professional fees partially offset by increased unrealized losses on trading securities.

Financial Condition

The Company’s working capital decreased $808,669 to $373,711 as of September 30, 2018 from $1,182,380 as of December 31, 2017 primarily due the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $601,769 for the nine months ended September 30, 2018 compared to $924,315 for the nine months ended September 30, 2017. The $322,546, or 34.9%, decrease was primarily due to decreased losses from operations. Net cash flows used for investing activities decreased $502,175 to $0 for the nine months ended September 30, 2018 from $502,175 for the nine months ended September 30, 2017 primarily due to the decreased purchases of trading securities (treasury bonds and bank certificates of deposit). Net cash provided from financing activities was $0 for the nine months ended September 30, 2018 and 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2018 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2018. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2018 and 2017 was $19,023 and $21,401, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the nine months ending September 30, 2018, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, the Company issued no additional shares of stock.

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

November 14, 2018