Form 10-K
period 2018-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2019-04-01
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2018 was $2,352,759 based on the closing price on the last day of trading prior to June 30, 2018.

Shares outstanding as of December 31, 2018 was 5,881,898 shares of common stock, $.001 par value and 577,063 shares of preferred stock, par value $.001.

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

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in late 2019. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to return to those discussions in late 2019 or early 2020 with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton and maize.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2017, the Company recognized all of the revenue from the contract. On June 26, 2018, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to identify and validate pathogen resistance genes in bananas and complete validation and marketing tomato and corn genes. The Company maintains ownership of all intellectual property developed from the use of grant funds.

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

Evolutionary Genomics intends to continue to pursue grant funding from governmental agencies, industry associations and grant making foundations. These sources of funding are often subject to limitations in available funds, funding priorities in areas other than our area of focus, political uncertainties, long approval processes and competition with other research proposals. If such funding is not available, Evolutionary Genomics may incur the costs of these projects with the prospect of revenue uncertain and likely many years in the future.

Evolutionary Genomics’ Business Strategy

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017, the United States Patent and Trademark Office issued patent 9,834,783 which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On January 11, 2019, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19 and has included that gene in its ongoing two generation, whole plant validation research with the University of Missouri and with the Wisconsin Crop Innovation Center. Evolutionary Genomics engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261 and EG19 at the University of Missouri and the Wisconsin Crop Innovation Center. Results of this validation trial are expected in various stages during 2019. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

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

As a small company restricted by our limited resources, we cannot afford to generate vast numbers of events. Moderate success is important enough to indicate that further optimization can lead to significantly improved results. We must prove that there is enough evidence to warrant additional trials by companies with vastly more resources to build on our success but the single most valuable step in this process is the identification of the gene that has the desired impact and we have identified two of these genes, EG261 and EG19.

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

Over the last three years, Dr. Zhang’s lab at the University of Missouri has been attempting to create transgenic events with eleven constructs of EG261 and EG19 along with controls which are tested to confirm that the gene landed in the genome and was inherited into the next generation. Heritable events are then grown to seed and the seeds are tested to see if they are homozygous and are tested to see how many copies of the gene are inherited. The seeds from these homozygous plants are the T2 generation that is tested for resistance impact. Promising T2 lines are grown to see to generate T3 plants for further resistance testing. When enough data is accumulated, we will present our results to seed companies.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through December 31, 2018. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract based on the failure of the University of Missouri to deliver on contractual objectives.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for SCN resistance and results recently received on a four of these events confirm some to moderate impact of the genes.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of their process not creating enough transgenic events.

We believe that we will need to generate additional viable events at another institution and have entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events. WCIC currently has 229 events from seven constructs of EG261 and EG19 growing in their greenhouses. These plants will be harvested in the spring of 2019 and seeds from selected lines will be planted to produce seeds that will be harvested in October 2019 for generation T2. Plants will be tested to determine homozygosity and copy number prior to selection for further processing. Generation T2 will be planted in October/November 2019 and seedlings will be tested for SCN resistance in December 2019. If these tests are positive, it is our intention to market the genes to the industry in early 2020.

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

The Company has identified pest/disease resistance genes in other commercially valuable crops. The Company is currently engaged with the University of Missouri to perform two generation, whole plant testing of genes in tomatoes and corn that may lead to increased pest/disease resistance. If successful, we intend to market them to the seed industry. This strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

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

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas know as Gros Michel leading to the development of the Cavendish banana, which makes up well over 90% of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to once again devastate the global banana industry with annual exports of $12 billion. This crisis is imminent and has no solution.

In 2018, the Company began a project to identify genes in wild banana relatives that are resistant to Fusarium. We believe that we are uniquely qualified to provide a solution to this crisis. We have previously used our technology to identify genes in common beans and, in our project for the Bill and Melinda Gates Foundation in common beans, proved that these genes provided increased resistance to Fusarium fungus. We have applied the same methods and have high confidence that we can identify candidate genes and will then begin validation trials to prove the effectiveness of these genes. We believe that we can complete the identification phase of this project in the spring of 2019 and begin validation trials shortly thereafter. We will incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

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

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
6274319 / 09368810	United States	METHODS TO IDENTIFY EVOLUTIONARILY SIGNIFICANT CHANGES IN POLYNUCLEOTIDE AND POLYPEPTIDE SEQUENCES IN DOMESTICATED PLANTS AND ANIMALS	8/5/1999	8/14/2001	8/5/2019
6743580 / 09875666	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	6/6/2001	6/1/2004	6/6/2021
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783 / 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
10112/DELNP/14	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013		5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033
9605274 / 14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
62/791,369	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG261, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	1/11/2019
9862962 / 14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	9/11/2015	1/9/2018	9/11/2035
15827299	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
2942826 PCT/US14/028764	Canada	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	3/14/2014		3/14/1934
14769326.1	Europe	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	3/14/2014		3/14/2034
15800179	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017
15/827299	United States	IDENTIFICATION AND USE OF GRAPE GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017

Material Agreements

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance and, on February 21, 2015 entered into the Sponsored Research Contract for phenotyping of transgenic soybean samples. Including amendments, the total amount to be paid under these contracts is $492,310 and work to be performed under these contracts is the transgenic validation of Evolutionary Genomics soybean genes. On August 1, 2016, the Company entered into an Industry Sponsored Project Agreement with The Curators of the University of Missouri for similar research into genes for pest/disease resistance in tomatoes and corn and the total amount to be paid under this contract is $356,506. This research was in progress through all of 2018 and will continue into 2019 and 2020. Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes). Evolutionary Genomics also has a six-month exclusive option period to license nay intellectual property developed during the project under reasonable and customary royalty terms.

On May 3, 2018 and amended on January 9, 2019, the Company entered into a Service Agreement with the Wisconsin Crop Innovation Center for the transformation and development of transgenic soybean plants using our EG261 and EG19 genes. Including the amendment the total amount of this contract is $141,631, of which $36,396 has been recognized through December 31, 2018. The Company expects to recognize the remaining $105,235 in the year ending December 31, 2019. Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).

On June 26, 2018, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2018, the Company has recognized $114,814 of the revenue from the contract and expects to recognize the remaining $135,186 of revenue in the year ending December 31, 2019. The Company maintains ownership of all intellectual property developed from the use of the grant funds and is not required to repay grant funds or pay royalties.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had three full time employees and one part time employee as of December 31, 2018.

Facilities

The Company leases its operating facility, under a lease through June 30, 2017 paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2016, the Company had 5,881,898 shares of Common Stock outstanding and 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding. 1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 280,000 shares of common stock at an exercise price of $3.00 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 120,000 shares have been exercised, 33,333 have been cancelled and option grants of 566,667 shares remain outstanding. 110,884 shares of common stock have been reserved for issuance upon the exercise of warrants outstanding as of December 31, 2018. Those warrants have an average exercise price of $6.60 per share.

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

Conversion: The holders of Series A-1 may convert their shares at any time into shares of Common Stock at any time prior to the consummation of a liquidation, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2017, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2018, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 has been paid. As of December 31, 2018, there were $681,282 in accrued stock dividends.

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

We have applied for additional grant funding which, if successful, would cover some of our research and development costs. We expect to begin marketing of our soybean genes in early 2020 which may also lead to additional revenue. As of December 31, 2018 we had $131,406 in our bank accounts, $40,439 of receivables under our grant agreement and $28,200 of trading securities. This will not be enough to pay for our expenses for the year ending December 31, 2019 without any additional revenue from grants or licensing revenue or additional capital infusions. We have flexibility to reduce operating costs and also to delay research projects. We will require additional capital to complete our projects. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We will attempt to raise additional funds through public or private financings, collaborations with other companies or financing from other sources. Additional funding may not be available on terms which are acceptable to us. If adequate funding is not available to us on reasonable terms, we may need to delay, reduce or eliminate one or more of our research and development projects or obtain funds on terms less favorable than we would otherwise accept. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

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

Undesirable results from our ongoing research may result in expensing of our acquired research in progress.

We currently carry $4,016,596 of acquired research in progress on our balance sheet as an intangible asset pending the completion of research projects at the University of Missouri and the Wisconsin Crop Innovation Center. We believe that enough data will be produced from these projects and we will be able to market the soybean genes in 2020 with the desired result of a licensing agreement with one of the major seed companies. If these projects produce undesirable results and we are unable to successfully market the genes, we may need to expense the intangible asset.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2018, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2018, we had available total federal and state net operating loss carryforwards of approximately $7,108,000, which expire at various intervals through the year 2037 except for the NOL for the year ending Dec ember 31, 2018 which has no expiration date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no owned properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent-free mailing address at 1026 Anaconda Drive, Castle Rock, CO 80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont CO 80501. The Company leases its operating facility, under a lease through June 30, 2017 paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2018, there were outstanding options for 566,667 shares of common stock and outstanding warrants to purchase 110,884 shares of common stock.

As of March 18, 2019, there were approximately 347 holders of the Company's common stock.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2018	2017

Service and grant revenue	$114,814	$32,690
Operating expenses	$951,613	$1,335,317
Net loss	$(1,098,617)	$(539,617)
Preferred stock dividend	$(242,367)	$(242,366)
Net loss attributable to common stockholders	$(1,340,984)	$(781,,983)

	As of December 31,
	2018	2017

Assets	$4,388,612	$5,399,292
Liabilities	$955,446	$966,086
Preferred stock	$3,029,579	$3,029,579
Stockholders’ equity	$403,587	$1,403,627

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

•

On April 29, 2014, the United States Patent Office issued patent number 13,949,035 to Evolutionary Genomics for DIRIGNET GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS. In 2017 and 2018, Evolutionary Genomics was issued several additional patents on our soybean genes and a patent on our tomato sweetness and salt tolerance genes.

•

Starting in 2014 and continuing into 2019, Evolutionary Genomics engaged the University of Missouri for the two generation, whole plant validation of the soybean pest resistance genes. During 2016, the early stages of that research led to the partial validation of the Company’s second soybean pathogen resistance gene, EG19. During 2018, it became clear that the University of Missouri was not going to be able to produce enough viable events. Various stages of additional results are expected in 2019. We also are engaged with the University of Missouri for testing of our corn and tomato pest resistance genes.

•

During 2018 and continuing into 2019, Evolutionary Genomics engaged the Wisconsin Crop Innovation Center to transform soybean plants using our EG261 and EG19 genes and to develop resulting plants through generation T2 seeds.

•

During 2018, we performed a research project to identify genes in bananas for disease resistance that we believe may lead to candidate genes in 2019.

Audited Consolidated Results of Operations:

	Year ended December 31,
	2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$114,814	100.0%	$32,690	100.0%
Research and development	473,992	412.8%	791,060	2419.9%
Salaries and benefits	248,577	216.5%	272,899	834.8%
General and administrative	229,044	199.5%	271,358	830.1%
Total operating expenses	951,613	828.8%	1,335,317	4084.8%
Operating (loss)	(836,799)	-728.8%	(1,302,627)	-3984.8%
Other income and (expenses)	(261,818)	-228.0%	232,773	712.1%
Income tax benefit	0	0.0%	530,237	1622.0%
Net loss	$(1,098,617)	-956.9%	$(539,617)	-1650.7%
Preferred stock dividend	(242,367)	-211.1%	(242,366)	-741.4%
Net loss attributable to common stockholders	$(1,340,984)	-1168.0%	$(781,983)	-2392.1%

Service Revenue

Service revenue increased $82,124, or 251.2%, to $114,814 for the year ended December 31, 2018 from $32,690 for the year ended December 31, 2017. The increase was primarily due to the increase in service revenue received from the State of Colorado grant awarded to the Company during the year ended December 31, 2018.

Operating Expenses

Operating expenses decreased $383,704, or 28.7%, to $951,613 for the year ended December 31, 2018 from $1,335,317 for the year ended December 31, 2017. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $317,068, or 40.1%, to $473,992 for the year ended December 31, 2018 from $791,060 for the year ended December 31, 2017. The decrease was primarily due to decreased costs incurred on our pest resistance projects.

Salaries and Benefits

Salaries and benefits decreased $24,322, or 8.9%, to $248,577 for the year ended December 31, 2018 from $272,899 for the year ended December 31, 2017. The decrease was primarily due to decreased bonuses during the year ended December 31, 2018.

General and Administrative

General and administrative expenses decreased $42,314, or 15.6%, to $229,044 for the year ended December 31, 2018 from $271,358 for the year ended December 31, 2017. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants.

Other Income and (Expenses)

Total other income and (expenses) changed $494,591, or 212.5%, to net expense of $261,818 for the year ended December 31, 2018 from income of $232,773 for the year ended December 31, 2017. The change was primarily due to unrealized losses on trading securities.

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

Net Loss

Net loss increased $559,000, or 103.6%, to $1,098,617 for the year ended December 31, 2018 from $559,617 for the year ended December 31, 2017. The increase was primarily due to the income tax benefit from the Tax Act recognized in the year ended December 31, 2017 and increased unrealized losses of trading securities partially offset by increased revenues and decreased research and development expenses on our pest resistance projects.

Financial Condition

The Company’s working capital decreased $958,963 to $223,417 as of December 31, 2018 from $1,182,380 as of December 31, 2017 primarily due to the net loss from operations and unrealized losses on trading securities.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $748,837 for the year ended December 31, 2018 compared to $1,177,305 for the year ended December 31, 2017. The $428,468, or 36.4%, decrease was primarily due to the decreased net operating loss partially offset by unrealized losses on trading securities. Net cash flows for investing activities was $0 for the years ended December 31, 2018 and 2017. Net cash provided from financing activities was $0 for the years ended December 31, 2018 and 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility, under a lease through June 30, 2017 paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement. The Company’s rent expense for the years ended December 31, 2018 and 2017 was $26,157 and $28,535, respectively.

Critical Accounting Policies

For a review of our critical accounting policies, please refer to our audited financial statements.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2018, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	62	Chairman of the Board, President, CEO, CFO
Walter Messier	63	Treasurer, Secretary
Virginia Orndorff	68	Director
Mark Boggess	58	Director

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of the Company on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. since November 2012, President of CereScan Corp from November 2016 to August 2018 and Chairman of Children’s Partners Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He has also served as Senior Vice-President of Children’s Hospital Colorado Foundation from 2003 through January 2017 and been a member of the Board of Directors of CereScan since October 2014. Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to January 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. from January 2011 to May 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2018	$150,000	$—	$—	$10,000	$160,000
Chief Executive Officer	2017	$150,000	$1,000	$—	$10,000	$161,000
Chairman of the Board	2016	$137,500	$—	$24,295	$7,500	$169,295

Walter Messier	2018	$150,000	$—	$—	$—	$150,000
Chief Technology Officer	2017	$150,000	$10,000	$—	$—	$160,000
Secretary	2016	$138,510	$25,000	$24,295	$—	$187,805

Virginia Orndorff	2018	$—	$—	$—	$10,000	$10,000
Director	2017	$—	$—	$—	$10,000	$10,000
	2016	$—	$—	$10,378	$7,500	$17,878

Mark Boggess	2018	$—	$—	$—	$10,000	$10,000
Director	2017	$—	$—	$—	$10,000	$10,000
	2016	$—	$—	$10,378	$7,500	$17,878

The Company had no employment agreements as of December 31, 2018 and paid cash compensation to each to its directors of $10,000 during the years ended December 31, 2018 and 2017, respectively. No option grants were issued during the year ended December 31, 2018. During the year ended December 31, 2016, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess and 100,000 shares each to Walter Messier and Steve Warnecke.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2018 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

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

———————

(1)

Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company.  Mr. Warnecke holds options for 120,000 shares exercisable at $.55 per share and 100,000 shares exercisable at $3.20 per share

(2)

Ms. Orndorff is a Director of the Company.  Ms. Orndorff holds options for 20,000 shares exercisable at $.55 per share and 15,000 shares exercisable at $3.00 per share.

(3)

Dr. Boggess is a Director of the Company.  Dr. Boggess holds options for 15,000 shares exercisable at $3.00 per share.

(4)

Dr. Messier is the Company’s Treasurer and Secretary.  Dr. Messier holds options for 150,000 shares exercisable at $.55 per share and 100,000 shares exercisable at $3.00 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant, EKS&H for the audit of our annual financial statements and quarterly reviews were $43,597 and $45,669, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2018 and 2017 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2018 and 2017, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2018 and 2017.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Description	Form	Date	Number	Herewith
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC	10-K	3/5/2015	10.1
3.1	Form of Amended and Restated Articles of Incorporation	8-K	10/23/2015	3.1
3.2	Bylaws of the Company	10	9/23/2010	3.2
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock	8-K	2/25/2016	3.1
4.1	Specimen Stock Certificate	8-K	10/23/2015	4.1
10.1	Equity Incentive Plan	S-4	4/2/2015	10.1
10.2	Tennessee State University Agreement	S-4/A	7/2/2015	10.2
10.3	Tennessee State University Amendment	S-4/A	7/2/2015	10.3
10.4	Fee for Services Agreement University of Missouri	S-4/A	7/2/2015	10.4
10.5	Contract for Services University of Missouri	S-4/A	7/2/2015	10.5
10.6	Bill and Melinda Gates Foundation MSA	S-4/A	7/2/2015	10.6
10.7	Bill and Melinda Gates Foundation WO 1	S-4/A	7/2/2015	10.7
10.8	State of Colorado Grant Agreement	10-K	2/19/2016	10.8
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract	10-K	2/10/2017	10.9
10.10	Amendment 2 to the UM Zhang Sponsored Research Contract	10-K	2/10/2017	10.10
10.11	Wisconsin Crop Innovation Center Service Agreement and Amendment				Filed
10.12	State of Colorado Grant Agreement				Filed
21.1	Subsidiaries of Evolutionary Genomics, Inc.	10-K	3/5/2018	21.1
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on April 1, 2019.

EVOLUTIONARY GENOMICS, INC.

April 1, 2019	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	April 1, 2019
Steve B. Warnecke

/s/ Virginia Orndorff	Director	April 1, 2019
Virginia Orndorff

/s/ Mark Boggess	Director	April 1, 2019
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2018 and 2017

Contents

Report of Independent Registered Public Accounting Firm	F-2

Condensed and Consolidated Balance Sheets	F-4

Condensed and Consolidated Statements of Operations	F-5

Condensed and Consolidated Statement of Stockholders’ Equity	F-6

Condensed and Consolidated Statements of Cash Flows	F-7

Notes to Condensed and Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Evolutionary Genomics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and subsidiary (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for the year in the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the year in the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has not generated significant revenue and suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2014.

Boulder, Colorado

April 1, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evolutionary Genomics, Inc. and Subsidiary

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Evolutionary Genomics, Inc. and Subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

March 5, 2018

Boulder, Colorado

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017

A S S E T S

Current assets
Cash	$131,406	$880,243
Accounts Receivable	40,439	—
Investments	28,200	290,712
Prepaid expenses	23,372	22,065
Total current assets	223,417	1,193,020

Non-current assets
Property and equipment, net	127,001	165,476
Intangible assets, net	4,038,194	4,040,796
Total non-current assets	4,165,195	4,206,272
Total assets	$4,388,612	$5,399,292

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

Current liabilities
Accounts payable and accrued expenses	$—	$10,640
Total current liabilities	—	10,640

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	955,446	966,086

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at December 31, 2018 and 2017
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
December 31, 2018 and 2017; liquidation
preference at December 31, 2018 of $3,710,862	3,029,579	3,029,579

Stockholders' equity
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at December 31, 2018 and 2017	5,882	5,882
Preferred Stock	681,282	438,915
Additional paid-in capital	12,294,952	12,438,742
Accumulated deficit	(12,578,529)	(11,479,912)
Total stockholders' equity	403,587	1,403,627
Total liabilities and stockholders' equity	$4,388,612	$5,399,292

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017

Service and grant revenue	$114,814	$32,690

Operating expenses
Research and development	473,992	791,060
Salaries and benefits	248,577	272,899
General and administrative	229,044	271,358
Total operating expenses	951,613	1,335,317

Operating (loss)	(836,799)	(1,302,627)

Other income (expenses):
Investment income	694	6,360
Unrealized (loss) gain on investments	(262,512)	226,413
Total other income (expenses)	(261,818)	232,773
Loss before income taxes	(1,098,617)	(1,069,854)
Income tax benefit	—	530,237
Net loss	(1,098,617)	(539,617)
Preferred stock dividend	(242,367)	(242,366)
Net loss attributable to common stockholders	$(1,340,984)	$(781,983)

Net loss per common share, basic and diluted	$(0.23)	$(0.13)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

December 31, 2018 and 2017

	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2016	5,881,898	$5,882	$196,549	$12,579,212	$(10,940,295)	$1,841,348
Stock compensation	—	—	—	101,896	—	101,896
Preferred stock dividends	—	—	242,366	(242,366)	—	—
Net loss	—	—	—	—	(539,617)	(539,617)
Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,912)	$1,403,627
Stock compensation	—	—	—	98,577	—	98,577
Preferred stock dividends	—	—	242,367	(242,367)	—	—
Net loss	—	—	—	—	(1,098,617)	(1,098,617)
Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash flows used in operating activities:
Net loss	$(1,098,617)	$(539,617)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	41,077	42,852
Stock-based compensation	98,577	101,896
Unrealized loss or (gain) on investments	262,512	(226,413)
Changes in operating assets and liabilities:
Accounts receivable	(40,439)	9,289
Prepaid expenses	(1,307)	349
Accounts payable and accrued expenses	(10,640)	(35,424)
Deferred tax liability	—	(530,237)
Cash flows used in operating activities	(748,837)	(1,177,305)

Cash flows from investing activities:
Cash flows used in investing activities	—	—

Cash flows from financing activities:
Cash flows from financing activities	—	—

Net change in cash	(748,837)	(1,177,305)

Cash, beginning of period	880,243	2,057,548

Cash, end of period	$131,406	$880,243

Supplemental cash flow information
Preferred stock dividend accrual	$242,367	$242,367

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2018 and 2017. Net realized and unrealized gains and losses on investments are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2018 and 2017.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the years ended December 31, 2018 and 2017. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2018, a full valuation allowance has been established on the net deferred tax asset.

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

December 31, 2018 and 2017

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2018, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is intended to improve the recognition and measurement of financial instruments. Among other things, this ASU requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company adopted this guidance January 1, 2018 and it did not have a material impact on the consolidated financial statements.

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

December 31, 2018 and 2017

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017
Investments	$290,712	$290,712	$—	$—
	$290,712	$290,712	$—	$—
Balance at December 31, 2018
Investments	$28,200	$28,200	$—	$—
	$28,200	$28,200	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2018 and 2017 due to the relatively short-term nature of these instruments.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	December 31,	December 31,
	2018	2017
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(376,664)	(338,189)
Property and equipment, net	$127,001	$165,476

Depreciation expense for the years ended December 31, 2018 and 2017 was $38,475 and $40,250, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	December 31,	December 31,
	2018	2017
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(30,447)	(27,845)
Intangible assets, net	$4,038,194	$4,040,796

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $8,588 thereafter. Amortization expense for the patents during the years ended December 31, 2018 and 2017 was $2,602 and $2,602, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in the first quarter of 2020. Additional costs to complete the research are expected to be approximately $147,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

Note 7: Income Taxes

Income tax expense from continuing operations consists of the following:

	December 31,
	2018	2017
Current income tax expense/(benefit)
Federal	—	—
State	—	—
Total current income tax expense/(benefit)	—	—
Deferred income tax expense/(benefit)
Federal	—	(542,160)
State	—	11,923
Total deferred tax expense/(benefit)	—	(530,237)

Total income tax expense/(benefit)	—	(530,237)

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

Year Ended December 31,	2018	2017
Federal Statutory Rate	21.00%	35.00%
Effective State Rate	3.66%	3.01%
Incentive Stock Options	-1.88%	-2.14%
Lobbying Expense	0.00%	0.00%
Officers Life Insurance	-0.02%	-0.04%
Meals And Entertainment	0.00%	0.00%
Organizational Costs	0.00%	0.10%
R&D Credit	0.00%	23.70%
Rate Change - Tax Reform	0.00%	13.49%
Change In Valuation Allowance: Tax Reform	0.00%	-85.69%
Change In Valuation Allowance	-18.12%	59.76%
Other	-4.64%	2.40%
Effective Rate	0.00%	49.59%

The components of deferred income tax assets and liabilities were as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Loss carryforwards	1,753,715	1,573,321
Marketable securities	124,558	59,817
Non-qualified stock options	19,118	19,118
R&D Credits	294,087	253,518
Less valuation allowance	(2,175,021)	(1,904,412)
Deferred tax assets	16,457	1,362

Deferred tax liabilities
Depreciation/amortization	(16,457)	(1,361)
Intangible assets	(955,446)	(955,446)
Deferred tax liabilities	(971,903)	(956,807)

Totals	(955,446)	(955,445)

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

"The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the federal tax rate, the Company was required to revalue its ending net deferred tax liabilities as of December 31, 2017 and altered the ending valuation allowance on the net deferred tax assets accordingly.

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2018 and 2017. The change in the valuation allowance during the years ended December 31, 2018 and 2017 was an increase/(decrease) of $271,000 and $(277,000), respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2018 and 2017, the Company maintained net operating loss (“NOL”) carryforwards of approximately $7,108,000 and $6,380,000. Use of NOL carryforwards are limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding years. A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. The NOL carryforwards expire at various intervals through 2037, except the NOL for the year ended December 31, 2018, which has no expiration date. In addition, the Company has R&D credits of $294,000 that will expire at various intervals through 2038.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 shall be entitled to receive out of the assets of the Company for each share of Series A-1 an amount equal to its stated value, $5.25 per share as of December 31, 2018 and 2017, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1. The holders shall be entitled to convert their shares of Series A-1 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2018, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2018, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1, or upon the redemption of the Series A-1. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 until dividends of Series A-1 been paid. As of December 31, 2018, there were $681,282 in accrued stock dividends.

Voting: The holders of the Series A-1 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of December 31, 2018 and 2017, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2016	113,479	$6.60	3.48
Granted	—	—	—
Exercised	—	—	—
Expired	(2,595)	6.60	—
Balance, December 31, 2017	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, September 30, 2018	110,884	$6.60	1.87

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the years ended December 31, 2018 and 2017, the Company recorded compensation costs for incentive stock options of $98,577 and $101,896, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the years ended December 31, 2018 and 2017.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2017	566,667	$2.33	7.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2017	566,667	$2.33	6.95

Exercisable at December 31, 2017	333,334	$1.71	6.04

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2018	566,667	$2.33	5.95	$—

Exercisable at December 31, 2018	450,000	$2.10	5.62	$—

During the years ended December 31, 2018 and 2017, options for 116,666 and 116,666 shares vested, respectively. As of December 31, 2018, there was $17,279 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next six months.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2018 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2018. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2018 and 2017 was $26,157 and $28,535, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Condensed and Consolidated Financial Statements

December 31, 2018 and 2017

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2018, thus limiting any future royalties as of December 31, 2018 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2018 and 2017 because it has not received any revenue from the sale of products to date.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of December 31, 2018.

Note 12: Concentrations

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

Note 13: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds. In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through September 30, 2019. As of December 31, 2018, the Company had $131,406 of cash and $28,200 of investments. The Company forecasts using $651,000 of cash for operating expenses. We have determined that cash and investments on hand along with grant revenue and sales of some of our lab assets will provide adequate liquidity to fund the Company one year from the date of this filing. We also believe that we will be able to generate grant and/or licensing revenue in the next twelve months that will help offset operating expenses. We are currently seeking additional grant funding but there can be no assurance we will be able to obtain additional funding. We also anticipate marketing our genes to the seed industry over the next twelve months which may provide licensing revenue but there can be no assurance that we will be successful in these efforts. The accompanying consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.