Form 10-Q
period 2019-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2019-05-15
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of March 31, 2019, the Registrant had 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2019 and for the quarterly periods ended March 31, 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
A S S E T S

Current assets
Cash	$7,327	$131,406
Accounts Receivable	32,366	40,439
Investments	40,143	28,200
Prepaid expenses	27,016	23,372
Total current assets	106,852	223,417

Non-current assets
Property and equipment, net	117,472	127,001
Intangible assets, net	4,037,543	4,038,194
Total non-current assets	4,155,015	4,165,195
Total assets	$4,261,867	$4,388,612

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$56,374	$—
Total current liabilities	56,374	—

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	1,011,820	955,446

Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at March 31, 2019 and December 31, 2018
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
March 31, 2019 and December 31, 2018; liquidation
preference at March 31, 2019 of $3,771,453	3,029,579	3,029,579

Stockholders' equity
Preferred Stock	741,873	681,282
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at March 31, 2019	5,882	5,882
and December 31, 2018
Additional paid-in capital	12,251,639	12,294,952
Accumulated deficit	(12,778,926)	(12,578,529)
Total stockholders' equity	220,468	403,587
Total liabilities and stockholders' equity	$4,261,867	$4,388,612

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2019 and 2018

(unaudited)

	2019	2018

Service and grant revenue	$32,366	$—

Operating expenses
Research and development	131,684	98,873
Salaries and benefits	54,779	62,144
General and administrative	58,254	81,421
Total operating expenses	244,717	242,438

Operating (loss)	(212,351)	(242,438)

Other income (expenses):
Investment income	11	224
Unrealized gain or (loss) on investments	11,943	(47,857)
Total other (expenses)	11,954	(47,633)

Net loss	(200,397)	(290,071)
Preferred stock dividend	(60,591)	(60,592)
Net loss attributable to common stockholders	$(260,988)	$(350,663)

Net loss per common share, basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

March 31, 2019

				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Equity

Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,912)	$1,403,627
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(290,071)	(290,071)
Balance, March 31, 2018	5,881,898	$5,882	$499,507	$12,402,794	$(11,769,983)	$1,138,200

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	5,882	741,873	12,251,639	(12,778,926)	220,468

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2019 and 2018

 (unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(200,397)	$(290,071)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	10,180	10,269
Stock-based compensation	17,278	24,644
Unrealized (gain) or loss on investments	(11,943)	47,857
Changes in operating assets and liabilities:
Accounts receivable	8,073	—
Prepaid expenses	(3,644)	(5,762)
Accounts payable and accrued expenses	56,374	(336)
Cash flows from operating activities	(124,079)	(213,399)

Cash flows from investing activities:
Purchase of trading securities	—	—
Cash flows from investing activities	—	—

Cash flows from financing activities:
Cash flows from financing activities	—	—

Net change in cash	(124,079)	(213,399)

Cash, beginning of period	131,406	880,243

Cash, end of period	$7,327	$666,844

Supplemental cash flow information
Preferred stock dividend accrual	$60,591	$60,592

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Note 2: Summary of Significant Accounting Policies

Principals of Consolidation: These consolidated financial statements include the accounts of Evolutionary Genomics, Inc. and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2019 and December 31, 2018. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2019 and 2018.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the three months ended March 31, 2019 and 2018. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2019 and December 31, 2018, a full valuation allowance has been established on the net deferred tax asset.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services received follows the provisions of ASC Topic 718. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2019, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this standard on January 1, 2019 using the modified-retrospective method and it did not have a material impact on the condensed consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Recently Issued Accounting Standards

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

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018
Investments	$28,200	$28,200	$—	$—
	$28,200	$28,200	$—	$—
Balance at March 31, 2019
Investments	$40,143	$40,143	$—	$—
	$40,143	$40,143	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at March 31, 2019 and December 31, 2018 due to the relatively short-term nature of these instruments.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 5: Property and Equipment

Property and equipment is comprised of the following:

Depreciation expense for the three months ended March 31, 2019 and 2018 was $9,529 and $9,619, respectively.

	March 31,	December 31,
	2019	2018
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(386,193)	(376,664)
Property and equipment, net	$117,472	$127,001

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2019	2018
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(31,098)	(30,447)
Intangible assets, net	$4,037,543	$4,038,194

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $7,938 thereafter. Amortization expense for the patents during the three months ended March 31, 2019 and 2018 was $650 and $650, respectively.

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

March 31, 2019

(Unaudited)

Note 7: Stockholders’ Equity and Warrants

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share, 600,000 of which were designated as Series A-1 Convertible Preferred Stock (“Series A-1”).  Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock (“Series A-2”) that are pari passu with and have identical provisions as the Series A-1.  The Board of Directors, without a vote of the shareholders, is authorized to issue additional shares of Preferred Stock in series and to establish the characteristics thereof.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of March 31, 2019 and December 31, 2018, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2.  The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  In the event the sinking fund account exceeds the Liquidation Preference, the Company must redeem all then outstanding Series A-1 and Series A-2 Preferred Stock. As of March 31, 2019, no licensing revenue has been received under these provisions and no sinking fund account has been established. This provision is considered to a contingent redemption feature, and thus the Series A-1 and Series A-2 Preferred Stock is required to be presented in the mezzanine.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of March 31, 2019, there were $741,873 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Warrants: As of March 31, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2018	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2018	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, March 31, 2019	110,884	$6.60	1.62

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the three months ended March 31, 2019 and 2018, the Company recorded compensation costs for stock options of $17,278 and $24,644, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the three months ended March 31, 2019 and 2018.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2018	566,667	$2.33	5.95

Exercisable at December 31, 2018	450,000	$2.10	5.62

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2019	566,667	$2.33	5.70	$—

Exercisable at March 31, 2019	533,334	$2.26	5.61	$—

During the three months ended March 31, 2019 and 2018, options for 83,334 and 83,333 shares vested, respectively. As of March 31, 2019, there was $4,562 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next 2 months.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2019.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2019 and 2018 was $7,134 and $7,134, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2019, thus limiting any future royalties as of March 31, 2019 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2019 and 2018 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of March 31, 2019.

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

Note 12: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds.  In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through September 30, 2019.  As of March 31, 2019, the Company had $7,327 of cash and $40,143 of investments.  The Company forecasts using $596,000 of cash for net operating expenses for the twelve months ending March 31, 2020.  We believe that these resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings. There can be no assurances that such capital will be available to us on acceptable terms, or at all.

Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock that are pari passu with and have identical provisions as the Series A-1.  As of the date of this filing, the Company had received $490,000 in proceeds from the sale of those securities.

We believe that we may be able to generate grant and/or licensing revenue in the next twelve months that will help offset operating expenses.  We are currently seeking additional grant funding but there can be no assurance we will be able to obtain additional funding.  We also anticipate marketing our genes to the seed industry over the next twelve months which may provide licensing revenue but there can be no assurance that we will be successful in these efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through March 31, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract based on the failure of the University of Missouri to deliver on contractual objectives.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for Soybean Cyst Nematode (“SCN”) resistance and results recently received on a four of these events confirm some to moderate impact of the genes.

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

If results from the whole plant validation trials confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new genes, the Company will enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements. If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,400.

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

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas known as Gros Michel leading to the development of the Cavendish banana, which makes up the vast majority of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to once again devastate the global banana industry with annual exports of $12 billion. This crisis is imminent and has no solution.

In 2018, the Company began a project to identify genes in wild banana relatives that are resistant to Fusarium. We believe that we are uniquely qualified to provide a solution to this crisis. We have previously used our technology to identify genes in common beans and, in our project for the Bill and Melinda Gates Foundation in common beans, proved that these genes provided increased resistance to Fusarium fungus. We have applied the same methods and have high confidence that we can identify candidate genes in bananas and will then begin validation trials to prove the effectiveness of these genes. We believe that we can complete the identification phase of this project in the summer of 2019 and begin validation trials shortly thereafter. We will incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of March 31, 2019 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
Service and grant revenue	$32,366	100.0%	$—	N/A
Research and development	131,684	406.9%	98,873	N/A
Salaries and benefits	54,779	169.2%	62,144	N/A
General and administrative	58,254	180.0%	81,421	N/A
Total operating expenses	244,717	756.1%	242,438	N/A
Operating (loss)	(212,351)	-656.1%	(242,438)	N/A
Other income and (expenses)	11,954	36.9%	(47,633)	N/A
Net loss	$(200,397)	-619.2%	$(290,071)	N/A
Preferred stock dividend	(60,591)	-187.2%	(60,592)	N/A
Net loss attributable to common stockholders	$(260,988)	-806.4%	$(350,663)	N/A

Service and Grant Revenue

Service revenue increased $32,366 to $32,366 for the three months ended March 31, 2019 from $0 for the three months ended March 31, 2018. The increase was primarily due to revenue recognized from the State of Colorado grant.

Operating Expenses

Operating expenses increased $2,279 to $244,717 for the three months ended March 31, 2019 from $242,438 for the three months ended March 31, 2018. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $32,811 to $131,684 for the three months ended March 31, 2019 from $98,873 for the three months ended March 31, 2018. The increase was primarily due to increased costs for our pest resistance project.

Salaries and Benefits

Salaries and benefits decreased $7,365 to $54,779 for the three months ended March 31, 2019 from $62,144 for the three months ended March 31, 2018. The decrease was primarily due to decreased stock compensation costs.

General and Administrative

General and administrative expenses decreased $23,167 to $58,254 for the three months ended March 31, 2019 from $81,421 for the three months ended March 31, 2018. The decrease was primarily due to decreased professional fees and directors fees.

Other Income and (Expenses)

Total net other income increased $59,587 to $11,954 of income for the three months ended March 31, 2019 from ($47,633) of expense for the three months ended March 31, 2018. The increase was primarily due to changes in the market price of marketable securities.

Net (Loss)

Net (loss) decreased $89,674 to $200,397 for the three months ended March 31, 2019 from $290,071 for the three months ended March 31, 2018. The decrease was primarily due to revenue from the State of Colorado grant, decreased professional fees and increased unrealized gains on marketable securities partially offset by increased costs on our pest resistance projects.

Financial Condition

The Company’s working capital decreased $172,939 to $50,478 as of March 31, 2019 from $223,417 as of December 31, 2018 primarily due the net loss from operations.

Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds.  In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through September 30, 2019. As of March 31, 2019, the Company had $7,327 of cash and $40,143 of investments.  The Company forecasts using $596,000 of cash for net operating expenses for the twelve months ending March 31, 2020.  We believe that these resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings. There can be no assurances that such capital will be available to us on acceptable terms, or at all.

We believe that we may be able to generate grant and/or licensing revenue in the next twelve months that will help offset operating expenses.  We are currently seeking additional grant funding but there can be no assurance we will be able to obtain additional funding. We also anticipate marketing our genes to the seed industry over the next twelve months which may provide licensing revenue but there can be no assurance that we will be successful in these efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2019. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2019 and 2018 was $7,134 and $7,134, respectively.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through March 31, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract based on the failure of the University of Missouri to deliver on contractual objectives. We don’t believe that there will be any future amounts due under this contract.

On February 21, 2015, Evolutionary Genomics entered into a Sponsored Research Contract with The Curators of the University of Missouri for phenotyping transgenic soybean plants.  As amended the contract calls for payments to be made on a per plant basis with no minimum future payments.  We expect to continue this contract and will likely have additional amounts payable but the amount is indeterminable.

On August 1, 2016, Evolutionary Genomics entered into an Industry-Sponsored Project Agreement with The Curators of the University of Missouri for the development of transgenic maize and tomatoes with total contract payments, including amendments, totaling $356,506 of which $213,904 has been paid through March 31, 2019.  The contract calls for a minimum number of successful events to be produced and it is unclear whether these minimums will be met.

On May 3, 2018, Evolutionary Genomics entered into a Service Agreement with Wisconsin Crop Innovation Center for the development of transgenic soybean plants with total contract payments, including amendments of $141,631 of which $36,395 has been paid to date.  We expect to pay the remaining $105,236 prior to December 31, 2019.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended March 31, 2019, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company issued no additional shares of stock.

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

May 15, 2019