Form 10-Q
period 2019-06-30
EVOLUTIONARY GENOMICS, INC.
filed 2019-08-12
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2019, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2019 and for the quarterly periods ended June 30, 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
A S S E T S

Current assets
Cash	$344,978	$131,406
Accounts receivable	50,753	40,439
Investments	29,700	28,200
Prepaid expenses	18,997	23,372
Total current assets	444,428	223,417

Non-current assets
Property and equipment, net	107,941	127,001
Intangible assets, net	4,036,893	4,038,194
Total non-current assets	4,144,834	4,165,195
Total assets	$4,589,262	$4,388,612

L I A B I L I T I E S A N D S T O C K H O L D E R S ' EQUITY

Current liabilities
Accounts payable and accrued expenses	$20,936	$—
Total current liabilities	20,936	—

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	976,382	955,446
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at June 30, 2019 and December 31, 2018
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
June 30, 2019 and December 31, 2018; liquidation
preference at June 30, 2019 of $3,832,044	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at June 30,
2019 and no shares as of December 31, 2018; liquidation
preference at June 30, 2019 of $545,428	540,015	—
Total preferred stock subject to possible redemption	3,569,594	3,029,579
Stockholders' equity
Preferred Stock	807,877	681,282
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at June 30, 2019	5,882	5,882
and December 31, 2018
Additional paid-in capital	12,190,198	12,294,952
Accumulated deficit	(12,960,671)	(12,578,529)
Total stockholders' equity	43,286	403,587
Total liabilities and stockholders' equity	$4,589,262	$4,388,612

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Service and grant revenue	$50,753	$—	$83,119	$—

Operating expenses
Research and development	113,658	153,960	245,342	260,240
Salaries and benefits	42,062	62,144	96,841	124,288
General and administrative	66,360	56,470	124,614	130,484
Total operating expenses	222,080	272,574	466,797	515,012

Operating (loss)	(171,327)	(272,574)	(383,678)	(515,012)

Other income (expenses):
Investment income	25	246	36	470
Unrealized (loss) gain on investments	(10,443)	(85,713)	1,500	(133,570)
Total other (expenses) income	(10,418)	(85,467)	1,536	(133,100)

Net loss	(181,745)	(358,041)	(382,142)	(648,112)
Preferred stock dividend	(66,004)	(60,592)	(126,595)	(121,184)
Net loss attributable to common stockholders	$(247,749)	$(418,633)	$(508,737)	$(769,296)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.13)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2019

				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,778,926)	$220,468
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(181,745)	(181,745)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,960,671)	$43,286

Six Months Ended June 30, 2018

				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Equity

Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,912)	$1,403,627
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(290,071)	(290,071)
Balance, March 31, 2018	5,881,898	$5,882	$499,507	$12,402,794	$(11,769,983)	$1,138,200
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(358,041)	(358,041)
Balance, June 30, 2018	5,881,898	$5,882	$560,099	$12,366,846	$(12,128,024)	$804,803

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(382,142)	$(648,112)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	20,361	20,538
Stock-based compensation	21,841	49,288
Unrealized (gain) loss on investments	(1,500)	133,570
Changes in operating assets and liabilities:
Accounts receivable	(10,314)	—
Prepaid expenses	4,375	3,463
Accounts payable and accrued expenses	20,936	(8,059)
Cash flows from operating activities	(326,443)	(449,312)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	540,015	—
Cash flows from financing activities	540,015	—

Net change in cash	213,572	(449,312)

Cash, beginning of period	131,406	880,243

Cash, end of period	$344,978	$430,931

Supplemental cash flow information
Preferred stock dividend accrual	$126,595	$121,184

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

During 2014, the Company purchased 75.16% of the outstanding stock of Fona, Inc., (“Fona”) a public shell company. Since Fona was a public shell company which did not constitute a business and the purchase was done in contemplation of a reverse merger, the Company accounted for the payment as a distribution to Fona shareholders. The Company also entered into an Agreement and Plan of Merger (the “Merger”), which was consummated on October 19, 2015. As a result of the Merger, Evolutionary Genomics, Inc. became a wholly owned subsidiary of Fona. For accounting purposes, the merger was treated as a reverse acquisition with Evolutionary Genomics, Inc. as the acquirer and Fona as the acquired party. Subsequent to the Merger, Fona was renamed Evolutionary Genomics, Inc. and our subsidiary was renamed from Evolutionary Genomics, Inc. to EG Crop Science, Inc.

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at June 30, 2019 and December 31, 2018. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the six months ended June 30, 2019 and 2018.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the six months ended June 30, 2019 and 2018. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of June 30, 2019 and December 31, 2018, a full valuation allowance has been established on the deferred tax asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the six months ended June 30, 2019, common stock equivalents including 679,923 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

In June, 2018, the FASB issued an Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard intends to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). The update expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The Company adopted this standard on January 1, 2019 using the modified-retrospective method and it did not have a material impact on the condensed consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018
Investments	$28,200	$28,200	$—	$—
	$28,200	$28,200	$—	$—
Balance at June 30, 2019
Investments	$29,700	$29,700	$—	$—
	$29,700	$29,700	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2019 and December 31, 2018 due to the relatively short-term nature of these instruments.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2019	2018
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(395,724)	(376,664)
Property and equipment, net	$107,941	$127,001

Depreciation expense for the six months ended June 30, 2019 and 2018 was $19,060 and $19,237, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	June 30,	December 31,
	2019	2018
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(31,748)	(30,447)
Intangible assets, net	$4,036,893	$4,038,194

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $7,938 thereafter. Amortization expense for the patents during the six months ended June 30, 2019 and 2018 was $1,301 and $1,301, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to soybean plants performed by EG I. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in the first quarter of 2020. Additional costs to complete the research are expected to be approximately $144,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of June 30, 2019 and December 31, 2018, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of June 30, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. In the event the sinking fund account exceeds the Liquidation Preference, the Company must redeem all then outstanding Series A-1 and Series A-2 Preferred Stock. As of June 30, 2019, no licensing revenue has been received under these provisions and no sinking fund account has been established. This provision is considered to a contingent redemption feature, and thus the Series A-1 and Series A-2 Preferred Stock is required to be presented in the mezzanine section of the balance sheet.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of June 30, 2019, there were $807,877 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of June 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2018	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2018	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, June 30, 2019	110,884	$6.60	1.38

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the six months ended June 30, 2019 and 2018, the Company recorded compensation costs for stock options of $21,841 and $49,288, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the six months ended June 30, 2019 and 2018.

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2018	566,667	$2.33	5.95

Exercisable at December 31, 2018	450,000	$2.10	5.62

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2019	566,667	$2.33	5.45	$280,001

Exercisable at June 30, 2019	566,667	$2.33	5.36	$280,001

During the six months ended June 30, 2019 and 2018, options for 116,667 and 116,666 shares vested, respectively. As of June 30, 2019, there was no unrecognized compensation cost related to share-based compensation arrangements.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2019. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2019 and 2018 was $14,267 and $14,267, respectively.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of June 30, 2019, thus limiting any future royalties as of June 30, 2019 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the six months ended June 30, 2019 and 2018 because it has not received any revenue from the sale of products to date.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of June 30, 2019.

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

Note 12: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds. In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through September 30, 2019. As of June 30, 2019, the Company had $344,978 of cash and $29,700 of investments. The Company forecasts using approximately $522,000 of cash for net operating expenses for the twelve months ending June 30, 2020. We believe that these resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings and marketing the Company’s genes to obtain licensing revenue. There can be no assurances that such capital will be available to us on acceptable terms, or at all or that we will be successful in our marketing efforts.

Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock that are pari passu with and have identical provisions as the Series A-1. As of June 30, 2019, the Company had received $540,015 in proceeds from the sale of those securities.

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

From December 1999 through October 2015, the Company had no significant business operations. On March 3, 2009, the Company held a shareholder meeting approving the Stock Purchase Agreement and an Agreement and Plan of Merger effectively changing the name of the Company to Fona, Inc., a Nevada corporation (“Re-incorporation Merger”) and simultaneously adopting the capital structure of Fona, Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof. On March 24, 2009, the Articles of Merger of Fonahome Corporation, a Minnesota Corporation, into Fona, Inc., a Nevada Corporation, were filed with the Nevada Secretary of State.

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

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2017, the Company recognized all of the revenue from the contract. On June 26, 2018, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to identify and validate pathogen resistance genes in bananas and complete validation and marketing tomato and corn genes. The Company maintains ownership of all intellectual property developed from the use of grant funds. To date, the Company has recognized $197,933 in revenue from this grant.

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

Over the last three years, Dr. Zhang’s lab at the University of Missouri has been attempting to create transgenic events with eleven constructs of EG261 and EG19 along with controls which are tested to confirm that the gene landed in the genome and was inherited into the next generation. Heritable events are then grown to seed and the seeds are tested to see if they are homozygous and are tested to see how many copies of the gene are inherited. The seeds from these homozygous plants are the T2 generation that is tested for resistance impact. Promising T2 lines are grown to seed to generate T3 plants for further resistance testing. When enough data is accumulated, we will present our results to seed companies.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through June 30, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract based on the failure of the University of Missouri to deliver on contractual objectives.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for Soybean Cyst Nematode (“SCN”) resistance and results recently received on a four of these events confirm some impact of the genes.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of their process not creating enough transgenic events.

We believe that we will need to generate additional viable events at another institution and have entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events. WCIC has events from seven constructs of EG261 and EG19 growing in their greenhouses. These plants have mostly been harvested and seeds from selected lines will be planted to produce the next generation of seeds that will be harvested in October 2019 for generation T2. Plants will be tested to determine homozygosity and copy number prior to selection for further processing. Generation T2 will be planted in October/November 2019 and seedlings will be tested for SCN resistance in December 2019 into early 2020. If these tests are positive, it is our intention to market the genes to the industry in early 2020.

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

In 2018, the Company began a project to identify genes in wild banana relatives that are resistant to this new race of Fusarium. We believe that we are uniquely qualified to provide a solution to this crisis. We have previously used our technology to identify genes in common beans and, in our project for the Bill and Melinda Gates Foundation in common beans, proved that these genes provided increased resistance to Fusarium fungus. We have applied the same methods, have identified a candidate gene in bananas for resistance to Fusarium and have filed patent applications to protect the intellectual property. We plan to begin validation trials to prove the effectiveness of these genes. We will incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

After filing the patent application on the banana gene, we began contacting the largest global banana companies including Dole, Del Monte and Chiquita and have begun discussions with them regarding research funding and licensing arrangements. Based on previous experience and common practice in the agriculture industry, we believe that potential agreements with these companies may include some combination of upfront payments for research completed to date, partial or full funding of validation trials, lumpsum milestone payments and/or long term royalty payments upon their use of our gene in production. We have received initial interest from these companies but there can be no guarantee that any agreement will be reached.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of June 30, 2019 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$50,753	100.0%	$—	N/A	$83,119	100.0%	$—	N/A
Research and development	113,658	223.9%	153,960	N/A	245,342	295.2%	260,240	N/A
Salaries and benefits	42,062	82.9%	62,144	N/A	96,841	116.5%	124,288	N/A
General and administrative	66,360	130.8%	56,470	N/A	124,614	149.9%	130,484	N/A
Total operating expenses	222,080	437.6%	272,574	N/A	466,797	561.6%	515,012	N/A
Operating (loss)	(171,327)	-337.6%	(272,574)	N/A	(383,678)	-461.6%	(515,012)	N/A
Other income and (expenses)	(10,418)	-20.5%	(85,467)	N/A	1,536	1.8%	(133,100)	N/A
Net loss	$(181,745)	-358.1%	$(358,041)	N/A	$(382,142)	-459.8%	$(648,112)	N/A
Preferred stock dividend	(66,004)	-130.0%	(60,592)	N/A	(126,595)	-152.3%	(121,184)	N/A
Net loss attributable to common stockholders	$(247,749)	-488.1%	$(418,633)	N/A	$(508,737)	-612.1%	$(769,296)	N/A

Service and Grant Revenue

Service revenue increased $83,119 to $83,119 for the six months ended June 30, 2019 from $0 for the six months ended June 30, 2018. The increase was due to revenue recognized from the State of Colorado grant.

Service revenue increased $50,753 to $50,753 for the three months ended June 30, 2019 from $0 for the three months ended June 30, 2018. The increase was due to revenue recognized from the State of Colorado grant.

Operating Expenses

Operating expenses decreased $48,215 to $466,797 for the six months ended June 30, 2019 from $515,012 for the six months ended June 30, 2018.

Operating expenses decreased $50,494 to $222,080 for the three months ended June 30, 2019 from $272,574 for the three months ended June 30, 2018. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $14,898 to $245,342 for the six months ended June 30, 2019 from $260,240 for the six months ended June 30, 2018. The decrease was primarily due to decreased costs for our pest resistance project.

Research and development decreased $40,302 to $113,658 for the three months ended June 30, 2019 from $153,960 for the three months ended June 30, 2018. The decrease was primarily due to decreased costs for our pest resistance project.

Salaries and Benefits

Salaries and benefits decreased $27,447 to $96,841 for the six months ended June 30, 2019 from $124,288 for the six months ended June 30, 2018. The decrease was primarily due to decreased stock compensation costs.

Salaries and benefits decreased $20,082 to $42,062 for the three months ended June 30, 2019 from $62,144 for the three months ended June 30, 2018. The decrease was primarily due to decreased stock compensation costs.

General and Administrative

General and administrative expenses decreased $5,870 to $124,614 for the six months ended June 30, 2019 from $130,484 for the six months ended June 30, 2018. The decrease was primarily due to decreased professional fees.

General and administrative expenses increased $9,890 to $66,360 for the three months ended June 30, 2019 from $56,470 for the three months ended June 30, 2018. The increase was primarily due increased directors’ fees.

Other Income and (Expenses)

Total net other income increased $134,636 to $1,536 of income for the six months ended June 30, 2019 from ($133,100) of expense for the six months ended June 30, 2018. The increase was primarily due to changes in the market price of marketable securities.

Total net other expense decreased $75,049 to $10,418 of expense for the three months ended June 30, 2019 from $85,467 of expense for the three months ended June 30, 2018. The decrease was primarily due to changes in the market price of marketable securities.

Net (Loss)

Net (loss) decreased $265,970 to $382,142 for the six months ended June 30, 2019 from $648,112 for the six months ended June 30, 2018. The decrease was primarily due to revenue from the State of Colorado grant, decreased stock compensation costs, decreased costs on our pest resistance projects and increased unrealized gains on marketable securities.

Net (loss) decreased $176,296 to $181,745 for the three months ended June 30, 2019 from $358,041 for the three months ended June 30, 2018. The decrease was primarily due to revenue from the State of Colorado grant, decreased stock compensation costs, decreased costs on our pest resistance projects and increased unrealized gains on marketable securities.

Financial Condition

The Company’s working capital increased $200,074 to $423,492 as of June 30, 2019 from $223,417 as of December 31, 2018 primarily due proceeds from the issuance of preferred stock partially offset by the net loss from operations.

Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds. In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive those funds through September 30, 2019. As of June 30, 2019, the Company had $344,978 of cash and $29,700 of investments. The Company forecasts using approximately $522,000 of cash for net operating expenses for the twelve months ending June 30, 2020. We believe that these resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings and marketing the Company’s genes to obtain licensing revenue. There can be no assurances that such capital will be available to us on acceptable terms, or at all or that we will be successful in our marketing efforts.

Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock that are pari passu with and have identical provisions as the Series A-1. As of June 30, 2019, the Company had received $540,015 in proceeds from the sale of those securities.

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

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2019. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2019 and 2018 was $14,267 and $14,267, respectively.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through June 30, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into discussions with the University of Missouri regarding remaining contract amounts and the return of amounts already paid under this contract based on the failure of the University of Missouri to deliver on contractual objectives. We don’t believe that there will be any future amounts due under this contract.

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

On August 1, 2016, Evolutionary Genomics entered into an Industry-Sponsored Project Agreement with The Curators of the University of Missouri for the development of transgenic maize and tomatoes with total contract payments, including amendments, totaling $356,506 of which $213,904 has been paid through June 30, 2019. The contract calls for a minimum number of successful events to be produced and it is unclear whether these minimums will be met.

On May 3, 2018, Evolutionary Genomics entered into a Service Agreement with Wisconsin Crop Innovation Center for the development of transgenic soybean plants with total contract payments, including amendments of $141,631 of which $72,790 has been paid to date. We expect to pay the remaining $68,841 prior to March 31, 2020.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the six months ended June 30, 2019, that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, the Company issued 102,860 shares of Series A-2 Convertible Preferred Stock and received $540,015 of proceeds.

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

August 12, 2019