Form 10-Q
period 2019-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2019-10-17
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-54129

——————————

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4369698
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1026 Anaconda Drive, Castle Rock, CO	80108
(Address of principal executive offices)	(Zip Code)

(720) 900-8666

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of September 30, 2019, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding.  The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2019 and for the quarterly and nine month periods ended September 30, 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current assets
Cash	$218,164	$131,406
Accounts receivable	32,722	40,439
Investments	35,844	28,200
Prepaid expenses	10,144	23,372
Total current assets	296,874	223,417

Non-current assets
Property and equipment, net	98,412	127,001
Intangible assets, net	4,036,242	4,038,194
Total non-current assets	4,134,654	4,165,195
Total assets	$4,431,528	$4,388,612

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$19,523	$—
Total current liabilities	19,523	—

Long-term liabilities
Deferred tax liability	955,446	955,446
Total liabilities	974,969	955,446
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at September 30, 2019 and December 31, 2018
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
September 30, 2019 and December 31, 2018; liquidation
preference at September 30, 2019 of $3,908,849	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at September 30,
2019 and no shares as of December 31, 2018; liquidation
preference at September 30, 2019 of $556,229	540,015	—
Total preferred stock subject to possible redemption	3,569,594	3,029,579
Stockholders' equity
Preferred Stock	879,269	681,282
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at September 30, 2019	5,882	5,882
and December 31, 2018
Additional paid-in capital	12,118,806	12,294,952
Accumulated deficit	(13,116,992)	(12,578,529)
Total stockholders' (deficit) equity	(113,035)	403,587
Total liabilities and stockholders' (deficit) equity	$4,431,528	$4,388,612

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Service and grant revenue	$32,722	$76,375	$115,841	$76,375

Operating expenses
Research and development	115,771	114,693	361,113	374,933
Salaries and benefits	37,500	62,144	134,341	186,432
General and administrative	41,962	44,173	166,576	174,657
Total operating expenses	195,233	221,010	662,030	736,022

Operating (loss)	(162,511)	(144,635)	(546,189)	(659,647)

Other income (expenses):
Investment income	46	193	82	663
Unrealized gain (loss) on investments	6,144	(120,857)	7,644	(254,427)
Total other income (expenses)	6,190	(120,664)	7,726	(253,764)

Net loss	(156,321)	(265,299)	(538,463)	(913,411)
Preferred stock dividend	(71,392)	(60,591)	(197,987)	(181,775)
Net loss attributable to common stockholders	$(227,713)	$(325,890)	$(736,450)	$(1,095,186)

Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.19)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

	Nine Months Ended September 30, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,778,926)	$220,468
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(181,745)	(181,745)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,960,671)	$43,286
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(156,321)	(156,321)
Balance, September 30, 2019	5,881,898	$5,882	$879,269	$12,118,806	$(13,116,992)	$(113,035)

	Nine Months Ended September 30, 2018
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,908)	$1,403,631
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(290,071)	(290,071)
Balance, March 31, 2018	5,881,898	$5,882	$499,507	$12,402,794	$(11,769,979)	$1,138,204
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(358,041)	(358,041)
Balance, June 30, 2018	5,881,898	$5,882	$560,099	$12,366,846	$(12,128,020)	$804,807
Stock compensation	—	—	—	24,642	—	24,642
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(265,299)	(265,299)
Balance, September 30, 2018	5,881,898	$5,882	$620,690	$12,330,897	$(12,393,319)	$564,150

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(538,463)	$(913,411)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	30,541	30,808
Stock-based compensation	21,841	73,934
Unrealized (gain) loss on investments	(7,644)	254,427
Changes in operating assets and liabilities:
Accounts receivable	7,717	(51,375)
Prepaid expenses	13,228	13,103
Accounts payable and accrued expenses	19,523	(9,255)
Cash flows from operating activities	(453,257)	(601,769)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	540,015	—
Cash flows from financing activities	540,015	—

Net change in cash	86,758	(601,769)

Cash, beginning of period	131,406	880,243

Cash, end of period	$218,164	$278,474

Supplemental cash flow information
Preferred stock dividend accrual	$197,987	$181,775

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at September 30, 2019 and December 31, 2018. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months ended September 30, 2019 and 2018.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the nine months ended September 30, 2019 and 2018. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2019 and December 31, 2018, a full valuation allowance has been established on the deferred tax asset.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months ended September 30, 2019, common stock equivalents including 679,923 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive. For the nine months ended September 30, 2018, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

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

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$—
Investments	$28,200	$28,200	$—	$—
	$28,200	$28,200	$—	$—
Balance at September 30, 2019	$—
Investments	$35,844	$35,844	$—	$—
	$35,844	$35,844	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2019 and December 31, 2018 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2019	2018
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(405,253)	(376,664)
Property and equipment, net	$98,412	$127,001

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $28,589 and $28,856, respectively.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2019	2018
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(32,399)	(30,447)
Intangible assets, net	$4,036,242	$4,038,194

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $6,636 thereafter. Amortization expense for the patents during the nine months ended September 30, 2019 and 2018 was $1,952 and $1,952, respectively.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of September 30, 2019 and December 31, 2018, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2.  The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

Optional Redemption; Sinking Fund Account:  The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed.  50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption.  In the event the sinking fund account exceeds the Liquidation Preference, the Company must redeem all then outstanding Series A-1 and Series A-2 Preferred Stock. As of September 30, 2019, no licensing revenue has been received under these provisions and no sinking fund account has been established. This provision is considered to be a contingent redemption feature, and thus the Series A-1 and Series A-2 Preferred Stock is required to be presented in the mezzanine section of the balance sheet.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2.  No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid.  As of September 30, 2019, there were $879,269 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of September 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2018	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2018	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, September 30, 2019	110,884	$6.60	1.12

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation costs for stock options of $21,841 and $73,934, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the nine months ended September 30, 2019 and 2018.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2018	566,667	$2.33	5.95

Exercisable at December 31, 2018	450,000	$2.10	5.62

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2019	566,667	$2.33	5.20	$177,334

Exercisable at September 30, 2019	566,667	$2.33	5.20	$177,334

During the nine months ended September 30, 2019 and 2018, options for 116,667 and 116,666 shares vested, respectively. As of September 30, 2019, there was no unrecognized compensation cost related to share-based compensation arrangements.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2019.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2019 and 2018 was $21,401 and $19,023, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2019, thus limiting any future royalties as of September 30, 2019 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2019 and 2018 because it has not received any revenue from the sale of products to date.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of September 30, 2019.

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

Note 12: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, accounts receivable and investments along with grant funds and revenue from research contracts and licensing.  In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive the remaining $19,345 in the quarter ending December 31, 2019.  As of September 30, 2019, the Company had $218,164 of cash, $32,722 of accounts receivable and $35,844 of investments.  The Company forecasts using approximately $394,000 of cash for net operating expenses for the twelve months ending September 30, 2020, excluding any costs and expenses associated with new projects such as a banana gene validation project.

Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock that are pari passu with and have identical provisions as the Series A-1.  As of September 30, 2019, the Company had received $540,015 in proceeds from the sale of 102,860 shares of Series A-2 Convertible Preferred Stock.

The Company is engaged in advanced discussions with two of the largest banana companies in the world regarding a relationship to further develop our banana genes through transformation and validation.  We expect to reach an agreement within the next ninety days that we expect will include initial payments (in recognition of work completed to date) to the Company sufficient to fund the cash flow for the next twelve months.  We also expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded in full by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

Without additional revenue, we believe that our current resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which may include continuing to raise capital through equity or debt based financings and marketing the Company’s genes to obtain licensing revenue. There can be no assurances that such capital will be available to us on acceptable terms, or at all or that we will be successful in our marketing efforts.

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

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in early 2020. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to return to those discussions in the first quarter of 2020 with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton and maize.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2017, the Company recognized all of the revenue from the contract. On June 26, 2018, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to identify and validate pathogen resistance genes in bananas and complete validation and marketing tomato and corn genes. The Company maintains ownership of all intellectual property developed from the use of grant funds.  To date, the Company has recognized $230,655 in revenue from this grant.

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

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017, the United States Patent and Trademark Office issued patent 9,834,783 which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On January 11, 2019, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19 and has included that gene in its ongoing two generation, whole plant validation research with the University of Missouri and with the Wisconsin Crop Innovation Center. Evolutionary Genomics engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261 and EG19 at the University of Missouri and the Wisconsin Crop Innovation Center. Results of this validation trial are expected in the first quarter of 2020. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through September 30, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. The Company has entered into a termination agreement with The Curators of the University of Missouri stipulating that no further amounts will be due under this contract.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for Soybean Cyst Nematode (“SCN”) resistance.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of their process not creating enough transgenic events.

We need to generate additional viable events at another institution and have entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events. WCIC has events from seven constructs of EG261 and EG19 growing in their greenhouses. These plants have been harvested and seeds from selected lines will be planted to produce the next generation of seeds that will be harvested in October-November 2019 for generation T2. Plants will be tested to determine homozygosity and copy number prior to selection for further processing. Generation T2 will be planted starting in November 2019 and seedlings will be tested for SCN resistance starting in December 2019 through early 2020. If these tests are positive, it is our intention to market the genes to the industry in early 2020.

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

During the 1950s, the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas known as Gros Michel.  This led to the development of the Cavendish banana, which makes up the vast majority of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to once again devastate the global banana industry.

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

We have contacted the largest global banana companies and have begun discussions with them regarding research funding and licensing arrangements.  Based on previous experience and common practice in the agriculture industry, we believe that potential agreements with these companies may include some combination of upfront payments for research completed to date, partial or full funding of validation trials, lumpsum milestone payments and/or long term royalty payments upon their use of our gene in production.  The Company is engaged in advanced discussions with two of these banana companies regarding a relationship to further develop our banana genes through transformation and validation.  We expect to reach an agreement within the next ninety days which we expect will include initial payments to the Company sufficient to fund the cash flow for the next twelve months and beyond.  We also expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded in full by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

If we are able to successfully transform and validate our banana genes, which will likely take approximately twenty-four months, we hope to enter into a long term royalty contract with one or more banana producers based on banana revenue, banana plants produced or acres planted with plants with our gene.  There are many risks associated with achieving these desired results including but not limited to:

-

We may not reach agreement with one of the banana companies for funding of the transformation and validation research;

-

We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims;

-

Others may develop competitive approaches to compete with our genes;

-

Our transformation academic labs may fail to develop enough events for testing;

-

Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation;

-

Our genes may fail to deliver the desired results of resistance to Fusarium;

-

Globally regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods.

-

We will be dependent on other companies for the successful production and marketing of bananas with our genes and many factors will be outside of our control.

These and other risk factors are discussed in more detail in our 10-K filing dated April 1, 2019.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of September 30, 2019 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$32,722	100.0%	$76,375	100.0%	$115,841	100.0%	$76,375	100.0%
Research and development	115,771	353.8%	114,693	150.2%	361,113	311.7%	374,933	490.9%
Salaries and benefits	37,500	114.6%	62,144	81.4%	134,341	116.0%	186,432	244.1%
General and administrative	41,962	128.2%	44,173	57.8%	166,576	143.8%	174,657	228.7%
Total operating expenses	195,233	596.6%	221,010	289.4%	662,030	571.5%	736,022	963.7%
Operating (loss)	(162,511)	-496.6%	(144,635)	-189.4%	(546,189)	-471.5%	(659,647)	-863.7%
Other income and (expenses)	6,190	18.9%	(120,664)	-158.0%	7,726	6.7%	(253,764)	-332.3%
Net loss	$(156,321)	-477.7%	$(265,299)	-347.4%	$(538,463)	-464.8%	$(913,411)	-1196.0%
Preferred stock dividend	(71,392)	-218.2%	(60,591)	-79.3%	(197,987)	-170.9%	(181,775)	-238.0%
Net loss attributable to common stockholders	$(227,713)	-695.9%	$(325,890)	-426.7%	$(736,450)	-635.7%	$(1,095,186)	-1434.0%

Service and Grant Revenue

Service revenue increased $39,466 to $115,841 for the nine months ended September 30, 2019 from $76,375 for the nine months ended September 30, 2018. The increase was due to additional revenue recognized from the State of Colorado grant.

Service revenue decreased $43,653 to $32,722 for the three months ended September 30, 2019 from $76,375 for the three months ended September 30, 2018. The decrease was due to reduced activity and therefor reduced revenue recognized from the State of Colorado grant.

Operating Expenses

Operating expenses decreased $73,992 to $662,030 for the nine months ended September 30, 2019 from $736,022 for the nine months ended September 30, 2018.

Operating expenses decreased $25,777 to $195,233 for the three months ended September 30, 2019 from $221,010 for the three months ended September 30, 2018. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $13,820 to $361,113 for the nine months ended September 30, 2019 from $374,933 for the nine months ended September 30, 2018. The decrease was primarily due to decreased costs for our pest resistance projects.

Research and development increased $1,078 to $115,771 for the three months ended September 30, 2019 from $114,693 for the three months ended September 30, 2018. The increase was primarily due to increased costs for our pest resistance projects.

Salaries and Benefits

Salaries and benefits decreased $52,091 to $134,341 for the nine months ended September 30, 2019 from $186,432 for the nine months ended September 30, 2018. The decrease was primarily due to decreased stock compensation costs.

Salaries and benefits decreased $24,644 to $37,500 for the three months ended September 30, 2019 from $62,144 for the three months ended September 30, 2018. The decrease was primarily due to decreased stock compensation costs.

General and Administrative

General and administrative expenses decreased $8,081 to $166,576 for the nine months ended September 30, 2019 from $174,657 for the nine months ended September 30, 2018. The decrease was primarily due to decreased professional fees.

General and administrative expenses decreased $2,211 to $41,962 for the three months ended September 30, 2019 from $44,173 for the three months ended September 30, 2018. The decrease was primarily due decreased professional fees.

Other Income and (Expenses)

Total net other income increased $261,490 to $7,726 of income for the nine months ended September 30, 2019 from ($253,764) of expense for the nine months ended September 30, 2018. The increase was primarily due to changes in the market price of marketable securities.

Total net other expense decreased $126,854 to $6,190 of expense for the three months ended September 30, 2019 from ($120,664) of expense for the three months ended September 30, 2018. The increase was primarily due to changes in the market price of marketable securities.

Net (Loss)

Net (loss) decreased $374,948 to $539,463 for the nine months ended September 30, 2019 from $913,411 for the nine months ended September 30, 2018. The decrease was primarily due to increased revenue from the State of Colorado grant, decreased stock compensation costs, decreased costs on our pest resistance projects and increased unrealized gains on marketable securities.

Net (loss) decreased $108,978 to $156,321 for the three months ended September 30, 2019 from $265,299 for the three months ended September 30, 2018. The decrease was primarily due to decreased stock compensation costs and increased unrealized gains on marketable securities partially offset by a decrease in revenue from the State of Colorado grant.

Financial Condition

The Company’s working capital increased $53,934 to $277,351 as of September 30, 2019 from $223,417 as of December 31, 2018 primarily due proceeds from the issuance of preferred stock partially offset by the net loss from operations.

Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances, accounts receivable and investments along with grant funds and revenue from research contracts and licensing.  In June 2018, the State of Colorado awarded the Company a $250,000 grant to further our research and we expect to receive the remaining $19,345 in the quarter ending December 31, 2019.  As of September 30, 2019, the Company had $218,164 of cash, $32,722 of accounts receivable and $35,844 of investments.  The Company forecasts using approximately $394,000 of cash for net operating expenses for the twelve months ending September 30, 2020, excluding any costs and expenses associated with new projects such as a banana gene validation project.

Effective May 1, 2019, the Company filed a Certificate of Designation which designated 200,000 shares of Preferred Stock as Series A-2 Convertible Preferred Stock that are pari passu with and have identical provisions as the Series A-1.  As of September 30, 2019, the Company had received $540,015 in proceeds from the sale of 102,860 shares of Series A-2 Convertible Preferred Stock.

The Company is engaged in advanced discussions with two of the largest banana companies in the world regarding a relationship to further develop our banana genes through transformation and validation.  We expect to reach an agreement within the next ninety days that we expect will include initial payments to the Company sufficient to fund the cash flow for the next twelve months.  We also expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded in full by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

Without additional revenue, we believe that our current resources will not be sufficient to sustain our operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which may include continuing to raise capital through equity or debt based financings and marketing the Company’s genes to obtain licensing revenue. There can be no assurances that such capital will be available to us on acceptable terms, or at all or that we will be successful in our marketing efforts.

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

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments.  The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2019.  Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2019 and 2018 was $21,401 and $19,023, respectively.

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

On August 1, 2016, Evolutionary Genomics entered into an Industry-Sponsored Project Agreement with The Curators of the University of Missouri for the development of transgenic maize and tomatoes with total contract payments, including amendments, totaling $356,506 of which $213,904 has been paid through September 30, 2019.  The contract calls for a minimum number of successful events to be produced and it is unclear whether these minimums will be met.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the nine months ended September 30, 2019, that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not required by smaller reporting companies.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, the Company issued 102,860 shares of Series A-2 Convertible Preferred Stock at a price per share of $5.25 and received an aggregate of $540,015 of proceeds in May 2019.  These securities are unregistered securities pursuant to Rule 506(b).

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

October 17, 2019