Form 10-K
period 2019-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2020-03-30
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2019 was $7,470,182 based on the closing price on the last day of trading prior to June 30, 2019.

Shares outstanding as of December 31, 2019 were 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, par value $.001 and 102,860 shares of Series A-2 preferred stock, par value $.001.

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

GENERAL BUSINESS PLAN

On August 14, 2000, the Company was issued patent number 6274319, titled “Methods to identify evolutionarily significant changes in polynucleotide and polypeptide sequences in domestic plants and animals”. On June 1, 2004, the Company was issued patent number 6743580, titled “Methods for producing transgenic plants containing evolutionarily significant polynucleotides”. These patents are for the core Adapted Traits Platform that we use for the discovery of genes in humans, animals and commercial crops. The Company has applied the Adapted Traits Platform in research projects including identifying genes believed to be responsible for increases in yield in corn, increases in yield in rice, salt tolerance and sugar content in tomatoes and pest/disease resistance in soybeans, bananas and multiple other crops.

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

Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in mid-2020. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to continue those discussions in 2020 with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including bananas, beans, tomatoes, cotton and maize.

On August 6, 2015, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2017, the Company recognized all of the revenue from the contract. On June 26, 2018, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to identify and validate pathogen resistance genes in bananas and complete validation and marketing tomato and corn genes. As of December 31, 2019, the Company has recognized $237,500 of the revenue from the contract.  The Company maintains ownership of all intellectual property developed from the use of grant funds.

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

Over the last four years, the lab at the University of Missouri has been attempting to create transgenic events with eleven constructs of EG261 and EG19 along with controls which are tested to confirm that the gene landed in the genome and was inherited into the next generation. Heritable events are then grown to seed and the seeds are tested to see if they are homozygous and are tested to see how many copies of the gene are inherited. The seeds from these homozygous plants are the T2 generation that is tested for resistance impact. Promising T2 lines are grown to see to generate T3 plants for further resistance testing. When enough data is accumulated, we will present our results to seed companies.

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through December 31, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. On January 22, 2020, the Company entered into an amendment with the University of Missouri reducing the contract amount to $214,386 all of which has been paid as of December 31, 2019.

A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for SCN resistance and results are expected in 2020.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of their process not creating enough transgenic events.

We needed to generate additional viable events at another institution and entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events. WCIC currently has events from seven constructs of EG261 and EG19 growing in their greenhouses. These plants will be harvested in May 2020 for generation T2 seeds. The T2 generation seedlings will be tested for SCN resistance in June 2020. If these tests are positive, it is our intention to market the genes to the industry in mid-2020.

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

The Company has identified pest/disease resistance genes in other commercially valuable crops. The Company is in various stages of projects identifying genes in tomatoes and corn that may lead to increased pest/disease resistance. If successful, we intend to market them to the seed industry. This strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

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

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas know as Gros Michel leading to the development of the Cavendish banana, which makes up well over 90% of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to once again devastate the global banana industry. This crisis is imminent and has no solution. The recent emergence of Panama Disease TR4 in the Western Hemisphere makes a swift solution to the crisis even more urgent.  A substantial part of the banana market consists of exports from Central and South America to the United States. This market is now critically imperiled.

In 2018, the Company began a project to identify genes in wild banana relatives that are resistant to Fusarium. We believe that we are uniquely qualified to provide a solution to this crisis. We have previously used our technology to identify genes in common beans and, in our project for the Bill and Melinda Gates Foundation in common beans, proved that these genes provided increased resistance to Fusarium fungus. We used our platform to isolate a banana gene that controls Fusarium Wilt, aka Panama Disease, Tropical Race 4. The gene, which we have named FusR1 (Fusarium Resistance 1), is a native gene in Musa species, including cultivated bananas. We have found that, for all FW-resistant banana cultivars/species that we have tested, one version of our gene exists while, in all FW-sensitive banana cultivars/species that we have tested, there is a different version of FusR1. And notably, a third version exists in semi-resistant varieties that has allowed us to identify the particular nucleotide changes that are crucial for resistance to Fusarium Wilt.

We believe that this native banana gene can be introduced into cultivated bananas, particularly the Fusarium-sensitive Cavendish cultivar, in order to make these cultivars resistant to Fusarium Wilt.  Cavendish cultivars are sterile and seedless, but it should be possible to use MAB (marker assisted breeding), though perhaps difficult and time-consuming, to move FusR1 into Cavendish and other cultivated bananas. We believe that a gene transformation approach would be faster and easier. Given the threat of possible extinction for Cavendish, rapid approaches are not only warranted but essential and minimally genetically edited bananas will be accepted depending upon how the gene transfer is accomplished. Transfer of this native banana gene to cultivated bananas can be best accomplished with CRISPR technology, which allows a targeted, clean, and efficient transfer and which, as compared to more traditional genetic editing techniques, minimizes potential side effects.  In fact, we believe that Cavendish bananas can be rendered Fusarium Wilt resistant by changing only a few base pairs. These sorts of minimal changes have been allowed by the USDA and FDA in several crops. Even in Europe, use of CRISPR technology has gained substantial traction.

On June 26, 2019, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE. We have also entered into discussions with the largest banana companies in the world. Based on previous experience and common practice in the agriculture industry, we believe that potential agreements with these companies may include some combination of upfront payments for research completed to date, partial or full funding of validation trials, lumpsum milestone payments and/or long term royalty payments upon their use of our gene in production.  The Company is engaged in advanced discussions with one of these banana companies regarding a relationship to further develop our banana genes through transformation and validation.  We expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

If we are able to successfully transform and validate our banana genes, which will likely take approximately twenty-four months, we hope to enter into a long term royalty contract with one or more banana producers based on banana revenue, banana plants produced or acres planted with plants with our gene.  There are many risks associated with achieving these desired results including but not limited to:

-We may not reach agreement with any of the banana companies for funding of the transformation/validation;

-We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims;

-Others may develop competitive approaches to compete with our genes;

-Our transformation academic labs may fail to develop enough events for testing;

-Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation;

-Our genes may fail to deliver the desired results of resistance to Fusarium;

-Globally regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods; and

-We will be dependent on other companies for the successful production and marketing of bananas with our genes and many factors will be outside of our control.

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

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
6743580 / 09875666	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	6/6/2001	6/1/2004	6/6/2021
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783 / 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033

10112/DELNP/14	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013		5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033
9605274 / 14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
62/961923	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG19, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	1/16/2020
9862962 / 14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	9/11/2015	1/9/2018	9/11/2035
15827299	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
10577625/15800179	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017	3/3/2020	11/1/2037
15/827299	United States	IDENTIFICATION AND USE OF GRAPE GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
16509273.0	United States	IDENTIFICATION AND USE OF GRAPE GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	7/11/2019
62/866,872	United States	IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE	6/26/2019

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for SCN resistance with total contract payments, including amendments, totaling $357,310 of which $214,386 has been paid through December 31, 2019. On May 2, 2018, the Company notified the University of Missouri that the performance under this contract did not appear to meet certain guaranteed minimum requirements. On January 22, 2020, the Company entered into an amendment with the University of Missouri reducing the contract amount to $214,386 all of which has been paid as of December 31, 2019. On February 21, 2015 the Company entered into the Sponsored Research Contract with The Curators of the University of Missouri for phenotyping of transgenic soybean samples on a per unit basis. On August 1, 2016, the Company entered into an Industry Sponsored Project Agreement with The Curators of the University of Missouri for similar research into genes for pest/disease resistance in tomatoes and corn. This research was halted in 2019 and the Company has paid the University for all research completed as of December 31, 2019.  No further amounts will be due under this contract. Evolutionary Genomics retains sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).

On May 3, 2018 and amended on January 9, 2019, the Company entered into a Service Agreement with the Wisconsin Crop Innovation Center for the transformation and development of transgenic soybean plants using our EG261 and EG19 genes. Including the amendment the total amount of this contract is $141,631, of which $72,791 has been recognized through December 31, 2019. The Company expects to recognize the remaining $68,840 in the year ending December 31, 2020. Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).

On June 26, 2018, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2019, the Company has recognized $237,500 of the revenue from the contract and expects to recognize the remaining $12,500 of revenue in the year ending December 31, 2020. The Company maintains ownership of all intellectual property developed from the use of the grant funds and is not required to repay grant funds or pay royalties.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had two full time employees and one part time employee as of December 31, 2019.

Facilities

The Company leases its operating facility, under a lease through June 30, 2017 paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2019, the Company had 5,881,898 shares of Common Stock outstanding, 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding and 102,860 shares of Series A-2 Preferred Stock (“Series A-2”) outstanding. 1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 490,000 shares of common stock at an exercise price of $1.50 per share, 150,000 shares of common stock at an exercise price of $1.65 per share, 180,000 shares of common stock at an exercise price of $3.00 per share, 100,000 shares of common stock at an exercise price of $3.30 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 120,000 shares have been exercised, 158,333 have been cancelled and option grants of 1,081,667 shares remain outstanding as of December 31, 2019. 110,884 shares of common stock have been reserved for issuance upon the exercise of warrants outstanding as of December 31, 2019. Those warrants have an average exercise price of $6.60 per share.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation.

The Corporation is required to establish a segregated non-interest bearing trust account (the “Sinking Fund Account”) for the benefit of the Holders. 50% of all licensing fees received by the Corporation shall be deposited in the Sinking Fund Account within five (5) Business Days of receipt of any such fees by the Corporation. In the event that the amount of cash in the Sinking Fund Account exceeds the liquidation preference of all issued and outstanding shares of Series A-1 and Series A-2 Preferred Stock not previously redeemed or converted pursuant to the terms hereof, the Corporation shall deliver a notice to the Holders (the “Mandatory Redemption Notice” and the date such notice is deemed delivered hereunder, the “Mandatory Redemption Notice Date”) of its obligation to redeem all of the then outstanding shares of Series A-1 and Series A-2 Preferred Stock (i) for cash in an amount equal to the liquidation preference per share and (ii) by issuing such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying (x) the number of shares of Series A-1 and Series A-2 Preferred Stock so to be redeemed by (y) the liquidation preference per share of the Series A-1 and Series A-2 Preferred Stock, and then by dividing such product by (z) the conversion price per share, payable and issuable, respectively, in full on the 5th Trading Day following the Mandatory Redemption Notice Date. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares at any time into shares of Common Stock at any time prior to the consummation of a liquidation, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2019, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 has been paid. As of December 31, 2019, there were $950,661 in accrued preferred stock dividends.

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

The Company is engaged in advanced discussions with one of these banana companies regarding a relationship to further develop our banana genes through transformation and validation.  We expect to reach an agreement within the next ninety days which we expect will include initial payments to the Company sufficient to fund the cash flow for the next twelve months and beyond.  We also expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded in full by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

As of December 31, 2019 we had $45,441 in our bank accounts, $6,845 of receivables under our grant agreement and $41,694 of trading securities. This will not be enough to pay for our expenses for the year ending December 31, 2020 without any additional revenue from grants or licensing revenue or additional capital infusions. We expect to market our soybean genes and our banana genes in 2020 which may lead revenue. We have flexibility to reduce operating costs and also to delay research projects. We will require additional capital to complete our projects. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We may attempt to raise additional funds through public or private financings, collaborations with other companies or financing from other sources. Additional funding may not be available on terms which are acceptable to us or at all. If adequate funding is not available to us on reasonable terms, we may need to delay, reduce or eliminate one or more of our research and development projects or obtain funds on terms less favorable than we would otherwise accept. To the extent that additional capital is raised through the sale of equity securities or securities convertible into or exchangeable for equity securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our future operating cash flow, if any, being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. This could render us more vulnerable to competitive pressures and economic downturns.

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

We currently carry $4,016,596 of acquired research in progress on our balance sheet as an intangible asset pending the completion of research projects at the University of Missouri and the Wisconsin Crop Innovation Center. We believe that enough data will be produced from these projects and we will be able to market the soybean and banana genes in 2020 with the desired result of a licensing agreement with one of the major seed or banana companies which would lead to the amortization of this asset. If these projects produce undesirable results and we are unable to successfully market the genes, we may need to expense the intangible asset.

Others may find additional genes or other methods of accomplishing the same desired outcome that our biotechnology does, rendering our biotechnology less valuable or commercializable.

There are many other companies pursuing similar gene discovery programs and other approaches to solving the same issues that we are addressing and many of these companies have vastly more resources than we do. Even when we identify genes that impact desired traits, there may be other genes that have a similar or greater effect on these traits. For example, one or more of the other genes in soybeans and bananas may have an impact on pest/disease resistance similar to our genes or there may be other orthologs of the genes that we have discovered in other varieties that have a greater impact. In addition, other companies may develop commercial chemicals that compete with genetic changes to solve the issues that we are addressing. Any of these may impact our ability to realize revenue from the commercialization of our biotechnology.

The successful development of our research efforts and commercialization of our biotechnology will be necessary for our growth and profitability.

We intend to use recent successes in which we have identified genes that may have an impact on pest/disease resistance in soybeans and bananas and look for similar genes in other crops. This research may result in significant costs incurred without any commercial value produced. We also intend to attempt to improve the potential pest/disease resistance genes we have identified. Even if we find effective genes, we may not be able to find a commercial market for them. There can be no assurance we will be able to achieve any improvement and performing this research may also result in significant costs incurred without any commercial value produced. The processes of breeding, biotechnology trait discovery and development and trait integration are lengthy and a very small percentage of the genes identified in research are selected for commercialization. The length of time and the risk associated with the breeding and biotech pipelines are interlinked because both are required as a package for commercial success in markets where biotech traits are approved for growers. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new biotechnology. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed including, but not limited to, the possible impairment of our intangible assets.

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

We are subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that the Company evaluate and report on its system of internal controls. If the Company’s finance and accounting staff or internal controls over financial reporting are inadequate, it may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, the Company cannot be certain that its remedial measures to correct current material weaknesses will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or increase its risk of material weaknesses in internal controls.

Members of our management team have significant influence over us.

Our officers and directors own, directly or indirectly approximately 34.6% of the outstanding shares of common and preferred stock, excluding options and warrants. Including options and warrants, our officers and directors own, directly or indirectly, approximately 41.7% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

Our certificate of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. We currently have 577,063 shares of Series A-1 preferred stock issued and outstanding and 102,860 shares of Series A-2 preferred stock issued and outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and existing holders of preferred stock, and therefore, reduce the value of those securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2019, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2018, we had available total federal and state net operating loss carryforwards of approximately $7,140,000 plus additional net operating losses generated in the year ending December 31, 2019. These NOL’s expire at various intervals through the year 2037 except for the NOL’s for the years ending December 31, 2018 and 2019 which have no expiration date.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2019, there were outstanding options for 1,081,667 shares of common stock and outstanding warrants to purchase 110,884 shares of common stock.

As of March 12, 2020, there were approximately 325 holders of the Company's common stock.

No cash dividends have been paid by the Company on any of its securities since the renewal of its charter and such cash dividends are not contemplated in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Starting in 2014 and continuing into 2019, Evolutionary Genomics engaged the University of Missouri for the two generation, whole plant validation of the soybean pest resistance genes. During 2016, the early stages of that research led to the partial validation of the Company’s second soybean pathogen resistance gene, EG19. During 2018, it became clear that the University of Missouri was not going to be able to produce enough viable events. Although the transformation project at the University of Missouri has been concluded, results from testing of SCN resistance on events generated both at the University of Missouri and the Wisconsin Crop Innovation Center are expected in 2020.

•

During 2018 and continuing into 2020, Evolutionary Genomics engaged the Wisconsin Crop Innovation Center to transform soybean plants using our EG261 and EG19 genes and to develop resulting plants through generation T2 seeds.

•

During 2019, we identified and filed a patent application for our gene in bananas for disease resistance.  We have engaged in discussions with large banana companies for the transformation/validation of these genes.

Consolidated Results of Operations:

	Twelve Months Ended December 31,
	2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue
Service and grant revenue	$122,686	100.0%	$114,814	100.0%
Research and development	472,613	385.2%	473,992	412.8%
Salaries and benefits	205,828	167.8%	248,577	216.5%
General and administrative	219,070	178.6%	229,044	199.5%
Total operating expenses	897,511	731.6%	951,613	828.8%
Operating (loss)	(774,825)	-631.6%	(836,799)	-728.8%
Other income and (expenses)	13,592	11.1%	(261,818)	-228.0%
Income Taxes	(31,907)	-26.0%	—	0.0%
Net loss	$(793,140)	-646.5%	$(1,098,617)	-956.9%
Preferred stock dividend	(269,379)	-219.6%	(242,367)	-211.1%
Net loss attributable to common stockholders	$(1,062,519)	-866.0%	$(1,340,984)	-1168.0%

Service Revenue

Service revenue increased $7,872, or 6.9%, to $122,686 for the year ended December 31, 2019 from $114,814 for the year ended December 31, 2018. The increase was primarily due to the increase in revenue received from the State of Colorado grant awarded to the Company during the year ended December 31, 2018.

Operating Expenses

Operating expenses decreased $54,102, or 5.7%, to $897,511 for the year ended December 31, 2019 from $951,613 for the year ended December 31, 2018. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $1,379, or 0.3%, to $472,613 for the year ended December 31, 2019 from $473,992 for the year ended December 31, 2018. The decrease was primarily due to decreased costs incurred on our pest resistance projects partially offset by increased patent costs.

Salaries and Benefits

Salaries and benefits decreased $42,749, or 17.2%, to $205,828 for the year ended December 31, 2019 from $248,577 for the year ended December 31, 2018. The decrease was due to decreased stock compensation costs.

General and Administrative

General and administrative expenses decreased $9,974, or 4.4%, to $219,070 for the year ended December 31, 2019 from $229,044 for the year ended December 31, 2018. The decrease was primarily due to decreased professional fees paid to attorneys, accountants and consultants.

Other Income and (Expenses)

Total other income and (expenses) changed $275,410, or 105.2%, to other income of $13,592 for the year ended December 31, 2019 from expense of $261,818 for the year ended December 31, 2018. The change was primarily due to unrealized gains on trading securities.

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

Net Loss

Net loss decreased $337,384, or 30.7%, to $761,233 for the year ended December 31, 2019 from $1,098,617 for the year ended December 31, 2018. The decrease in net loss was primarily due to the change in unrealized gains on trading securities and decreased stock compensation costs.

Financial Condition

The Company’s working capital decreased $124,669 to $98,748 as of December 31, 2019 from $223,417 as of December 31, 2018 primarily due to the net loss from operations, decreases in cash and accounts receivable, increase in accounts payable and accrued expenses, partially offset by unrealized gains on trading securities and preferred stock issuances.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $625,980 for the year ended December 31, 2019 compared to $748,837 for the year ended December 31, 2018. The $122,857, or 16.4%, decrease was primarily due to the decreased net operating loss, a decrease in accounts receivable and an increase in accounts payable and accrued expenses partially offset by a unrealized gain on investments compared to an unrealized loss in the prior year and a decrease in stock compensation. Net cash flows for investing activities was $0 for the years ended December 31, 2019 and 2018. Net cash provided from financing activities was $540,015 from preferred stock issuances and $0 for the years ended December 31, 2019 and 2018.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility, under a lease through June 30, 2017 paid in monthly installments of $2,378 per month. The lease continues on a month-to-month basis with a monthly rental of $2,378. Renewals are by mutual agreement. The Company’s rent expense for the years ended December 31, 2019 and 2018 was $28,535 and $26,157, respectively.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2019, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	63	Chairman of the Board, President, CEO, CFO
Walter Messier	64	Treasurer, Secretary
Virginia Orndorff	69	Director
Mark Boggess	59	Director

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of the Company on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. since November 2012, President of CereScan Corp from November 2016 to August 2018 and Chairman of the Pink Lightning Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He has also served as Senior Vice-President of Children’s Hospital Colorado Foundation from 2003 through January 2017 and been a member of the Board of Directors of CereScan since October 2014. Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to January 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. from January 2011 to May 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2019	$150,000	$—	$151,846	$10,000	$311,846
Chief Executive Officer	2018	$150,000	$—	$—	$10,000	$160,000
Chairman of the Board	2017	$150,000	$1,000	$—	$10,000	$161,000

Walter Messier	2019	$150,000	$—	$310,598	$—	$460,598
Chief Technology Officer	2018	$150,000	$—	$—	$—	$150,000
Secretary	2017	$150,000	$10,000	$—	$—	$160,000

Virginia Orndorff	2019	$—	$—	$46,890	$10,000	$56,890
Director	2018	$—	$—	$—	$10,000	$10,000
	2017	$—	$—	$—	$10,000	$10,000

Mark Boggess	2019	$—	$—	$46,590	$10,000	$56,590
Director	2018	$—	$—	$—	$10,000	$10,000
	2017	$—	$—	$—	$10,000	$10,000

The Company had no employment agreements as of December 31, 2019 and paid cash compensation to each to its directors of $10,000 during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess, 300,000 shares to Walter Messier and 150,000 shares to Steve Warnecke. The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual.  The value of the option awards was estimated using the Black-Scholes option pricing model.  The valuation assumptions used in the valuation of options granted may be found in the Notes to our financial statements included in this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2019 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

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

———————

(1)

Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company.  Mr. Warnecke holds options for 66,667 shares exercisable at $.55 per share, 100,000 shares exercisable at $3.30 per share and 150,000 shares execisable at $1.65 per share.

(2)

Ms. Orndorff is a Director of the Company.  Ms. Orndorff holds options for 20,000 shares exercisable at $.55 per share, 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.

(3)

Mark Boggess is a Director of the Company.  Mr. Boggess holds options for 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.

(4)

Dr. Messier is the Company’s Treasurer and Secretary.  Dr. Messier holds options for 100,000 shares exercisable at $.55 per share, 100,000 shares exercisable at $3.00 per share and 300,000 shares exercisable at $1.50 per share..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2019 and 2018 for professional services rendered by our principal accountant, Plante & Moran PLLC for the audit of our annual financial statements and quarterly reviews were $42,569 and $43,597, respectively.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2019 and 2018 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2019 and 2018, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal year ended December 31, 2019 and 2018.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Description	Form	Date	Number	Herewith
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC	10-K	3/5/2015	10.1
3.1	Form of Amended and Restated Articles of Incorporation	8-K	10/23/2015	3.1
3.2	Bylaws of the Company	10	9/23/2010	3.2
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock	8-K	2/25/2016	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock				Filed
4.1	Specimen Stock Certificate	8-K	10/23/2015	4.1
10.1	Equity Incentive Plan	S-4	4/2/2015	10.1
10.2	Tennessee State University Agreement	S-4/A	7/2/2015	10.2
10.3	Tennessee State University Amendment	S-4/A	7/2/2015	10.3
10.4	Fee for Services Agreement University of Missouri	S-4/A	7/2/2015	10.4
10.5	Contract for Services University of Missouri	S-4/A	7/2/2015	10.5
10.6	Bill and Melinda Gates Foundation MSA	S-4/A	7/2/2015	10.6
10.7	Bill and Melinda Gates Foundation WO 1	S-4/A	7/2/2015	10.7
10.8	State of Colorado Grant Agreement	10-K	2/19/2016	10.8
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract	10-K	2/10/2017	10.9
10.10	Amendment 2 to the UM Zhang Sponsored Research Contract	10-K	2/10/2017	10.10
10.11	Wisconsin Crop Innovation Center Service Agreement and Amendment	10-K	4/1/2019	10.11
10.12	State of Colorado Grant Agreement	10-K	4/1/2019	10.12
10.13	Notice of Termination–Sponsored Research Agreement				Filed
21.1	Subsidiaries of Evolutionary Genomics, Inc.	10-K	3/5/2018	21.1
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on March 30, 2020.

EVOLUTIONARY GENOMICS, INC.

March 30, 2020	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 30, 2020
Steve B. Warnecke

/s/ Virginia Orndorff	Director	March 30, 2020
Virginia Orndorff

/s/ Mark Boggess	Director	March 30, 2020
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Evolutionary Genomics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2014.

Denver, Colorado

March 30, 2020

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2019	2018

ASSETS

Current assets
Cash	$45,441	$131,406
Accounts receivable	6,845	40,439
Investments	41,694	28,200
Prepaid expenses	24,183	23,372
Total current assets	118,163	223,417

Non-current assets
Property and equipment, net	88,882	127,001
Intangible assets, net	4,035,592	4,038,194
Total non-current assets	4,124,474	4,165,195
Total assets	$4,242,637	$4,388,612

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$19,415	$—
Total current liabilities	19,415	—

Long-term liabilities
Deferred tax liability	987,353	955,446
Total liabilities	1,006,768	955,446
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at December 31, 2019 and 2018
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
December 31, 2019 and 2018; liquidation
preference at December 31, 2019 of $3,953,227	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at December 31,
2019 and no shares as of December 31, 2018; liquidation
preference at December 31, 2019 of $567,028	540,015	—
Total preferred stock subject to possible redemption	3,569,594	3,029,579
Stockholders' equity
Preferred Stock	950,661	681,282
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at December 31, 2019 and 2018	5,882	5,882
Additional paid-in capital	12,081,401	12,294,952
Accumulated deficit	(13,371,669)	(12,578,529)
Total stockholders' (deficit) equity	(333,725)	403,587
Total liabilities and stockholders' (deficit) equity	$4,242,637	$4,388,612

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018

Service and grant revenue	$122,686	$114,814

Operating expenses
Research and development	472,613	473,992
Salaries and benefits	205,828	248,577
General and administrative	219,070	229,044
Total operating expenses	897,511	951,613

Operating (loss)	(774,825)	(836,799)

Other income (expenses):
Investment income	98	694
Unrealized gain (loss) on investments	13,494	(262,512)
Total other income (expenses)	13,592	(261,818)
Loss before income taxes	(761,233)	(1,098,617)
Income taxes	(31,907)	—
Net loss	(793,140)	(1,098,617)
Preferred stock dividend	(269,379)	(242,367)
Net loss attributable to common stockholders	$(1,062,519)	$(1,340,984)

Net loss per common share, basic and diluted	$(0.18)	$(0.23)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Twelve Months Ended December 31, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(208,797)	(208,797)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,787,326)	$212,068
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(189,363)	(189,363)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,976,689)	$27,268
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(162,873)	(162,873)
Balance, September 30, 2019	5,881,898	$5,882	$879,269	$12,118,806	$(13,139,562)	$(135,605)
Stock compensation	—	—	—	33,987	—	33,987
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(232,107)	(232,107)
Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)

	Twelve Months Ended December 31, 2018
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2017	5,881,898	$5,882	$438,915	$12,438,742	$(11,479,912)	$1,403,627
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(290,071)	(290,071)
Balance, March 31, 2018	5,881,898	$5,882	$499,507	$12,402,794	$(11,769,983)	$1,138,200
Stock compensation	—	—	—	24,644	—	24,644
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(358,041)	(358,041)
Balance, June 30, 2018	5,881,898	$5,882	$560,099	$12,366,846	$(12,128,024)	$804,803
Stock compensation	—	—	—	24,642	—	24,642
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(265,299)	(265,299)
Balance, September 30, 2018	5,881,898	$5,882	$620,690	$12,330,897	$(12,393,323)	$564,146
Stock compensation	—	—	—	24,647	—	24,647
Preferred stock dividends	—	—	60,592	(60,592)	—	—
Net loss	—	—	—	—	(185,206)	(185,206)
Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(793,140)	$(1,098,617)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	40,721	41,077
Stock-based compensation	55,828	98,577
Unrealized (gain) loss on investments	(13,494)	262,512
Deferred income taxes	31,907	—
Changes in operating assets and liabilities:
Accounts receivable	33,594	(40,439)
Prepaid expenses	(811)	(1,307)
Accounts payable and accrued expenses	19,415	(10,640)
Cash flows from operating activities	(625,980)	(748,837)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	540,015	—
Cash flows from financing activities	540,015	—

Net change in cash	(85,965)	(748,837)

Cash, beginning of period	131,406	880,243

Cash, end of period	$45,441	$131,406

Supplemental cash flow information
Preferred stock dividend accrual	$269,379	$242,367

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2019 and 2018. Net realized and unrealized gains and losses on investments are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2019 and 2018.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated discounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the years ended December 31, 2019 and 2018. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2019, a full valuation allowance has been established on the net deferred tax asset.

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

December 31, 2019 and 2018

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2019, common stock equivalents including 577,063 shares of Series A-1 convertible preferred stock, 102,860 shares of Series A-2 convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive. For the year ended December 31, 2018, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.

Note 3: New Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. There was no impact as the Company only has month-to-month leases.

In July 2017, the FASB issued ASU No. ASU 2017-11 which changes the accounting for equity instruments that include a down round feature. For public entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. There was no impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period and did not have an impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

The following table presents the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018, by level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018
Investments	$28,200	$28,200	$—	$—
	$28,200	$28,200	$—	$—
Balance at December 31, 2019
Investments	$41,694	$41,694	$—	$—
	$41,694	$41,694	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2019 and 2018 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	December 31,	December 31,
	2019	2018
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(414,783)	(376,664)
Property and equipment, net	$88,882	$127,001

Depreciation expense for the years ended December 31, 2019 and 2018 was $38,119 and $38,475, respectively.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	December 31,	December 31,
	2019	2018
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(33,049)	(30,447)
Intangible assets, net	$4,035,592	$4,038,194

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $5,986 thereafter. Amortization expense for the patents during the years ended December 31, 2019 and 2018 was $2,602 and $2,602, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I, LLC. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in the second quarter of 2020. Additional costs to complete the research are expected to be approximately $136,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue and the financial condition of the Company could be significantly impacted.

Note 7: Income Taxes

Income tax expense from continuing operations consists of the following:

	December 31,	December 31,
	2019	2018
Current income tax expense/(benefit)
Federal	$—	$—
State	—	—
Total current income tax expense/(benefit)	—	—
Deferred income tax expense/(benefit)
Federal	27,096	—
State	4,811	—
Total deferred tax expense/(benefit)	31,907	—

Total income tax expense/(benefit)	$31,907	$—

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

Year Ended December 31,	2019	2018
Federal Statutory Rate	21.00%	21.00%
Effective State Rate	3.66%	3.66%
Incentive Stock Options	-1.81%	-1.88%
Officers Life Insurance	-0.04%	0.00%
Meals And Entertainment	-0.01%	-0.02%
Organizational Costs	0.00%	0.00%
R&D Credit	4.61%	0.00%
Change In Valuation Allowance	-25.96%	-18.12%
Prior Year Adjustments	-4.09%	0.00%
Other	-1.55%	-4.64%
Effective Rate	-4.19%	0.00%

The components of deferred income tax assets and liabilities were as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets
Loss carryforwards	$1,933,118	$1,753,715
Marketable securities	121,212	124,558
Non-qualified stock options	—	19,118
R&D Credits	329,186	294,087
Less valuation allowance	(2,372,656)	(2,175,021)
Deferred tax assets	$10,860	$16,457

Deferred tax liabilities
Depreciation/amortization	$(10,860)	$(16,457)
Intangible assets	(987,353)	(955,446)
Deferred tax liabilities	$(998,213)	$(971,903)

Totals	$(987,353)	$(955,446)

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2018; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

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

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2019 and 2018. The change in the valuation allowance during the years ended December 31, 2019 and 2018 was an increase of $198,000 and $271,000, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

As of December 31, 2019 and 2018, the Company maintained net operating loss (“NOL”) carryforwards of approximately $7,839,000 and $7,140,000. Use of NOL carryforwards are limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding years. A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. The NOL carryforwards expire at various intervals through 2037, except the NOL for the years beginning after December 31, 2017, which have no expiration date. In addition, the Company has R&D credits of $329,000 that will expire at various intervals through 2039.

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

Note 8: Stockholders’ Equity and Warrants

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share, 600,000 of which were designated as Series A-1 Convertible Preferred Stock (“Series A-1”) and 200,000 of which were designated as Series A-2 Convertible Preferred Stock (“Series A-2”). The Board of Directors, without a vote of the shareholders, is authorized to issue additional shares of Preferred Stock in series and to establish the characteristics thereof.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of December 31, 2019 and 2018, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2019, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of December 31, 2019, there were $950,661 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Warrants: As of December 31, 2019 and 2018, the Company had outstanding warrants to purchase 110,884 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, January 1, 2018	110,884	$6.60	2.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2018	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2019	110,884	$6.60	0.87

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled reload in the Plan for future issuance. For the years ended December 31, 2019 and 2018, the Company recorded compensation costs for incentive stock options of $55,828 and $98,577, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted options for 640,000 shares of common stock during the year ended December 31, 2019 and none in the year ended December 31, 2018.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2018	566,667	$2.33	6.95
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2018	566,667	$2.33	5.95

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	640,000	1.54	9.83
Exercised	—	—	—
Cancelled	(125,000)	3.00	7.00
Balance, December 31, 2019	1,081,667	$1.74	7.85	$—

Exercisable at December 31, 2019	508,333	$1.96	6.08	$177,334

During the years ended December 31, 2019 and 2018, options for 183,333 and 116,666 shares vested, respectively. As of December 31, 2019, there was $625,168 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next four years.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2019. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2019 and 2018 was $28,535 and $26,157, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2019, thus limiting any future royalties as of December 31, 2019 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2019 and 2018 because it has not received any revenue from the sale of products to date.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of December 31, 2019.

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

Note 13: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds. As of December 31, 2019 we had $45,441 in our bank accounts, $6,845 of receivables under our grant agreement and $41,694 of trading securities. This will not be enough to pay for our expenses for the year ending December 31, 2020 without any additional revenue from grants or licensing revenue or additional capital infusions. We expect to market our soybean genes and our banana genes in 2020 which may lead to revenue. We have flexibility to reduce operating costs and also to delay research projects. We will require additional capital to complete our projects. These factors create substantial doubt as to our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.