Form 10-K/A
period 2019-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2020-04-24
CIK 884363

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

DOCUMENTS INCORPORATED BY REFERENCE:   None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Evolutionary Genomics, Inc. (the “Company”) for the fiscal year ended December 31, 2019, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing inadvertently failed to print the conformed signature of Plante & Moran, PLLC on the Report of Independent Registered Public Accounting Firm (the “Audit Report”). The Company had received the manually signed Audit Report from Plante & Moran, PLLC prior to filing the Original Filing.

This Amendment is being filed to add “/s/ Plante & Moran, PLLC” to the Audit Report, and to move the Emphasis of Matter paragraph in the Audit Report to follow the Opinion on the Financial Statements paragraph. This Amendment includes Item 8, “Financial Statements and Supplemental Data” in its entirety and without change from the Original Filing other than the addition of the conformed signature of Plante & Moran, PLLC and rearrangement of paragraphs in the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Description	Form	Date	Number	Herewith
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC	10-K	3/5/2015	10.1
3.1	Form of Amended and Restated Articles of Incorporation	8-K	10/23/2015	3.1
3.2	Bylaws of the Company	10	9/23/2010	3.2
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock	8-K	2/25/2016	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock	10-K	3/30/2020	3.4
4.1	Specimen Stock Certificate	8-K	10/23/2015	4.1
10.1	Equity Incentive Plan	S-4	4/2/2015	10.1
10.2	Tennessee State University Agreement	S-4/A	7/2/2015	10.2
10.3	Tennessee State University Amendment	S-4/A	7/2/2015	10.3
10.4	Fee for Services Agreement University of Missouri	S-4/A	7/2/2015	10.4
10.5	Contract for Services University of Missouri	S-4/A	7/2/2015	10.5
10.6	Bill and Melinda Gates Foundation MSA	S-4/A	7/2/2015	10.6
10.7	Bill and Melinda Gates Foundation WO 1	S-4/A	7/2/2015	10.7
10.8	State of Colorado Grant Agreement	10-K	2/19/2016	10.8
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract	10-K	2/10/2017	10.9
10.10	Amendment 2 to the UM Zhang Sponsored Research Contract	10-K	2/10/2017	10.10
10.11	Wisconsin Crop Innovation Center Service Agreement and Amendment	10-K	4/1/2019	10.11
10.12	State of Colorado Grant Agreement	10-K	4/1/2019	10.12
10.13	Notice of Termination–Sponsored Research Agreement	10-K	3/30/2020	10.13
21.1	Subsidiaries of Evolutionary Genomics, Inc.	10-K	3/5/2018	21.1
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	XBRL Instance Document	10-K	3/30/2020	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/30/2020	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/30/2020	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/30/2020	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/30/2020	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/30/2020	101.PRE

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on April 24, 2020.

EVOLUTIONARY GENOMICS, INC.

April 24, 2020	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	April 24, 2020
Steve B. Warnecke

/s/ Virginia Orndorff	Director	April 24, 2020
Virginia Orndorff

/s/ Mark Boggess	Director	April 24, 2020
Mark Boggess

3

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

We have served as the Company’s auditor since 2014.

/s/ Plante & Moran, PLLC

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