Form 10-Q
period 2020-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2020-05-12
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of March 31, 2020, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding.  The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2020 and for the quarterly periods ended March 31, 2020 and 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash	$10,653	$45,441
Accounts receivable	—	6,845
Investments	29,694	41,694
Prepaid expenses	15,270	24,183
Total current assets	55,617	118,163

Non-current assets
Property and equipment, net	79,353	88,882
Intangible assets, net	4,034,941	4,035,592
Total non-current assets	4,114,294	4,124,474
Total assets	$4,169,911	$4,242,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$133,575	$19,415
Total current liabilities	133,575	19,415

Long-term liabilities
Deferred tax liability	987,353	987,353
Total liabilities	1,120,928	1,006,768
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at March 31, 2020 and December 31, 2019
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
March 31, 2020 and December 31, 2019; liquidation
preference at March 31, 2020 of $4,013,819	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at
March 31, 202 and December 31, 2019; liquidation
preference at March 31, 2020 of $577,827	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' equity
Preferred Stock	1,022,052	950,661
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at March 31, 2020 and December 31, 2019	5,882	5,882
Additional paid-in capital	12,064,940	12,081,401
Accumulated deficit	(13,613,485)	(13,371,669)
Total stockholders' (deficit) equity	(520,611)	(333,725)
Total liabilities and stockholders' (deficit) equity	$4,169,911	$4,242,637

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2020 and 2019

(unaudited)

	2020	2019

Grant revenue	$12,500	$32,366

Operating expenses
Research and development	93,222	131,684
Salaries and benefits	92,430	54,779
General and administrative	56,665	58,254
Total operating expenses	242,317	244,717

Operating (loss)	(229,817)	(212,351)

Other income (expenses):
Investment income	1	11
Unrealized gain (loss) on investments	(12,000)	11,943
Total other income (expenses)	(11,999)	11,954
Loss before income taxes	(241,816)	(200,397)
Income taxes	—	—
Net loss	(241,816)	(200,397)
Preferred stock dividend	(71,391)	(60,591)
Net loss attributable to common stockholders	$(313,207)	$(260,988)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

	Three Months Ended March 31, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)

	Three Months Ended March 31, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,778,926)	$220,468

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2020 and 2019

 (unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(241,816)	$(200,397)
Adjustments to reconcile net loss to net
cash flows from operating activities
Depreciation and amortization	10,180	10,180
Stock-based compensation	54,930	17,278
Unrealized (gain) loss on investments	12,000	(11,943)
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,845	8,073
Prepaid expenses	8,913	(3,644)
Accounts payable and accrued expenses	114,160	56,374
Cash flows from operating activities	(34,788)	(124,079)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—
Cash flows from financing activities	—	—

Net change in cash	(34,788)	(124,079)

Cash, beginning of period	45,441	131,406

Cash, end of period	$10,653	$7,327

Supplemental cash flow information
Preferred stock dividend accrual	$71,391	$60,591

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at March 31, 2020 and December 31, 2019. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2020 and 2019.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the three months ended March 31, 2020 and 2019. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

Revenue Recognition: In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company adopted this standard on January 1, 2018 using the modified-retrospective method and it did not have a material impact on the condensed and consolidated financial statements.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2020 and December 31, 2019, a full valuation allowance has been established on the net deferred tax asset.

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

March 31, 2020 AND 2019 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive. For the three months ended March 31, 2019, common stock equivalents including 577,063 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing.  On April 17, 2020, the Company received $71,268 in funding from the SBA under their Paycheck Protection Program and we expect that most, if not all of this funding will be forgiven.

Note 3: New Accounting Standards

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period and did not have an impact on the Company’s condensed and consolidated financial statements.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

The following table presents the Company’s financial assets that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019
Investments	$41,694	$41,694	$—	$—
	$41,694	$41,694	$—	$—
Balance at March 31, 2020
Investments	$29,694	$29,694	$—	$—
	$29,694	$29,694	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2020 and December 31, 2019 due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2020	2019
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(424,312)	(414,783)
Property and equipment, net	$79,353	$88,882

Depreciation expense for the three months ended March 31, 2020 and 2019 was $9,529 and $9,529, respectively.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2020	2019
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(33,700)	(33,049)
Intangible assets, net	$4,034,941	$4,035,592

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $5,335 thereafter. Amortization expense for the patents during the three months ended March 31, 2020 and 2019 was $651 and $650, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. The research had been in process since November 2010 and the Company expects to complete the research and place this asset in service in the second half of 2020. Additional costs to complete the research are expected to be approximately $102,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

We previously expected to complete the soybean research in the second quarter of 2020.  Subsequent to March 31, 2020, our academic labs have informed us that they are not starting any new projects due to the Covid-19 pandemic and we now believe that the project will be delayed into the second half of 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of March 31, 2020 and December 31, 2019, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of March 31, 2020, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of March 31, 2020, there were $1,022,052 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of March 31, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 110,856 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2019	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2019	110,884	$6.60	0.87
Granted	—	—	—
Exercised	—	—	—
Expired	(28)	6.60	—
Balance, March 31, 2020	110,856	$6.60	0.62

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the three months ended March 31, 2020 and 2019, the Company recorded compensation costs for stock options of $54,930 and $17,278, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the three months ended March 31, 2020 and 2019.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	640,000	1.54	9.83
Exercised	—	—	—
Cancelled	(125,000)	3.00	7.00

Balance, December 31, 2019	1,081,667	$1.74	7.85

Balance, January 1, 2020	1,081,667	$1.74	7.85
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2020	1,081,667	$1.74	7.60	$—

Exercisable at March 31, 2020	508,333	$1.96	5.83	$177,334

During the three months ended March 31, 2020 and 2019, options for 0 and 83,334 shares vested, respectively. As of March 31, 2020, there was $570,238 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next three years.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2020 and 2019 was $7,134 and $7,134, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2020, thus limiting any future royalties as of March 31, 2020 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2020 and 2019 because it has not received any revenue from the sale of products to date.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 AND 2019 (Unaudited)

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of March 31, 2020.

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

Note 12: Liquidity and Going Concern

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments. As of March 31, 2020 we had $10,653 in our bank accounts and $29,694 of trading securities. On April 17, 2020, the Company received $71,268 in funding from the SBA under their Paycheck Protection Program and we expect that most, if not all of this funding will be forgiven.  This will not be enough to pay for our expenses for the year ending December 31, 2020 without any additional revenue from grants or licensing revenue or additional capital infusions. We are marketing our banana genes in 2020 which may lead to revenue but may not be able to market our soybean genes until the research is finished. We have flexibility to reduce operating costs and also to delay research projects. We will require additional capital to complete our projects. These factors create substantial doubt as to our ability to continue as a going concern.  The accompanying condensed and consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

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

Company Overview

Evolutionary Genomics, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Company reincorporated in the state of Nevada and merged with its wholly-owned subsidiary, Fona, Inc., adopting the surviving company’s name, Fona, Inc. The capital structure includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof.

On June 6, 2014, Evolutionary Genomics, Inc., a Delaware corporation merged with Fona, Inc. treated as a reverse acquisition with Evolutionary Genomics, Inc. as the acquirer and Fona as the acquired party. Subsequent to the Merger, Fona, Inc. was renamed Evolutionary Genomics, Inc. and our subsidiary was renamed from Evolutionary Genomics, Inc. to EG Crop Science, Inc. On May 9, 2016, we formed ICAM Therapeutics, Inc. (a Delaware corporation) as a wholly owned subsidiary of Evolutionary Genomics, Inc. We have not incurred any transactions in this company nor have we established any business plan for the future.

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

On June 26, 2018, the Company was awarded an Advanced Industries Accelerator Grant by the State of Colorado in the amount of $250,000 to identify and validate pathogen resistance genes in bananas and complete validation and marketing tomato and corn genes. The Company maintains ownership of all intellectual property developed from the use of grant funds.  The Company has recognized all revenue from this grant.

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

The single most valuable step in the process of crop improvement is the identification of the key genes among the 30,000 in the genome that has the desired impact. Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans and, in hairy root assays on one of these genes, EG261, at the University of Wisconsin – Madison, proved that EG261 impacted resistance. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to continue those discussions after completion of validation testing with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton and maize in various stages or progress.

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017, the United States Patent and Trademark Office issued patent 9,834,783 which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On January 16, 2020, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19 and has included that gene in its ongoing two generation, whole plant validation research with the University of Missouri and with the Wisconsin Crop Innovation Center. Evolutionary Genomics engaged in discussions with seed companies regarding further validation of the effectiveness of EG261. Based on information received in those discussions, Evolutionary Genomics has engaged in a whole plant validation trial of EG261 and EG19 at the University of Missouri and the Wisconsin Crop Innovation Center.

We previously expected to complete the soybean research in the second quarter of 2020.  Subsequent to March 31, 2020, our academic labs have informed us that they are not starting any new projects due to the Covid-19 pandemic and we now believe that the project will be delayed into the second half of 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted. The full impact that COVID-19 will have on our business will depend on a number of factors such as the duration and extent of COVID-19, the effect of governmental actions, responses of our third-party research partners, and general economic activity, as described in Part II, Item 1A “Risk Factors” in this Form 10-Q.

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

On December 3, 2014, Evolutionary Genomics entered into a Fee for Service Agreement with The Curators of the University of Missouri for the development of transgenic soybean plants with candidate genes for Soybean Cyst Nematode (SCN) resistance. A critical element of the research with the University of Missouri was to generate a large enough number of heritable single copy events to facilitate the next stage of resistance testing with Dr. Nguyen’s lab at the University of Missouri. There have been a small number of events indicating of the impact of both EG261 and EG19 but not nearly enough events were produced to create robust data sets. We continue to process the small number of viable events at the University of Missouri to test for Soybean Cyst Nematode (“SCN”) resistance. No further amounts will be due under this contract.

It is critical to note that the soybean transformation project difficulties at the University of Missouri do not reflect on the efficacy of our genes but, instead, are a reflection of their process not creating enough transgenic events.

We need to generate additional viable events at another institution and have entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and will test to assure us of successful events. WCIC has events from seven constructs of EG261 and EG19 growing in their greenhouses. These plants will be harvested in the second quarter of 2020 at which time we planned to begin SCN resistance testing of these lines at the University of Missouri. The lab at the University of Missouri has informed us that they are not starting any new projects due to the Covid-19 pandemic. Our planned project to perform SCN resistance testing of our soybean genes is therefor on indefinite hold.

If we are able to resume SCN resistance testing and results confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new gene, EG19, the Company will look to enter into negotiations for a long-term research collaboration and licensing agreement with seed companies. This type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements. If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,400.

The Company has identified pest/disease resistance genes in other commercially valuable crops. The Company is currently engaged with the University of Missouri to perform two generation, whole plant testing of genes in tomatoes and corn that may lead to increased pest/disease resistance. This project is currently on hold pending results from our soybean project and the availability of funding. If successful, we intend to market them to the seed industry. This strategy will require Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

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

If we are able to successfully transform and validate our banana genes, which will likely take 24-36 months, we hope to enter into a long term royalty contract with one or more banana producers based on banana revenue, banana plants produced or acres planted with plants with our gene.  There are many risks associated with achieving these desired results including but not limited to:

-We may not reach agreement with any of the banana companies for funding of the transformation/validation;

-We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims;

-Others may develop competitive approaches to compete with our genes;

-Our transformation academic labs may fail to develop enough events for testing;

-Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation or changes in the appearance or taste of the fruit;

-Our genes may fail to deliver the desired results of resistance to Fusarium;

-Globally regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods; and

-We will be dependent on other companies for the successful production and marketing of bananas with our genes and many factors will be outside of our control.

These and other risk factors are discussed in more detail in our 10-K filing dated March 30, 2020.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of March 30, 2020 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended March 31,
	2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$12,500	100.0%	$32,366	100.0%
Research and development	93,222	745.8%	131,684	406.9%
Salaries and benefits	92,430	739.4%	54,779	169.2%
General and administrative	56,665	453.3%	58,254	180.0%
Total operating expenses	242,317	1938.5%	244,717	756.1%
Operating (loss)	(229,817)	-1838.5%	(212,351)	-656.1%
Other income and (expenses)	(11,999)	-96.0%	11,954	36.9%
Income Taxes	—	0.0%	—	0.0%
Net loss	$(241,816)	-1934.5%	$(200,397)	-619.2%
Preferred stock dividend	(71,391)	-571.1%	(60,591)	-187.2%
Net loss attributable to common stockholders	$(313,207)	-2505.7%	$(260,988)	-806.4%

Service and Grant Revenue

Service revenue decreased $19,866, or 61.4%, to $12,500 for the three months ended March 31, 2020 from $32,366 for the three months ended March 31, 2019. The decrease was due to decreased revenue recognized from the State of Colorado grant.

Operating Expenses

Operating expenses decreased $2,400, or 1.0% to $242,317 for the three months ended March 31, 2020 from $244,717 for the three months ended March 31, 2019. Changes in these items are described below.

Research and Development

Research and development decreased $38,462, or 29.2%, to $93,222 for the three months ended March 31, 2020 from $131,684 for the three months ended March 31, 2019. The decrease was primarily due to decreased costs for our pest resistance projects.

Salaries and Benefits

Salaries and benefits increased $37,651, or 68.7%, to $92,430 for the three months ended March 31, 2020 from $54,779 for the three months ended March 31, 2019. The increase was primarily due to increased stock compensation costs.

General and Administrative

General and administrative expenses decreased $1,589, or 2.7%, to $56,665 for the three months ended March 31, 2020 from $58,254 for the three months ended March 31, 2019. The decrease was primarily due to decreased professional fees.

Other Income and (Expenses)

Total other income and (expense) decreased $23,953, or 200.4%, to ($11,999) of expense for the three months ended March 31, 2020 from $11,954 of income for the three months ended March 31, 2019. The decrease was primarily due to changes in the market price of marketable securities.

Net (Loss)

Net (loss) increased $41,419, or 20.7%, to $241,816 for the three months ended March 31, 2020 from $200,397 for the three months ended March 31, 2019. The increase was primarily due to decreased revenue from the State of Colorado grant, increased stock compensation costs and unrealized losses on marketable securities and partially offset by decreased costs on our pest resistance projects.

Financial Condition

The Company’s working capital decreased $176,706 to ($77,958) as of March 31, 2020 from $98,748 as of December 31, 2019 primarily due the net loss.

Liquidity and Going Concern

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $34,788 for the three months ended March 31, 2020 compared to $124,079 for the three months ended March 31, 2019. The $89,291, or 72.0%, decrease was primarily due to an increase in accounts payable, a decrease in accounts receivable and prepaid expenses, an increase in stock compensation and a unrealized loss on investments compared to an unrealized gain in the prior year partially offset by the increased net operating loss. Net cash flows for investing activities was $0 for the three months ended March 31, 2020 and 2019. Net cash provided from financing activities was $0 for the three months ended March 31, 2020 and 2019.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with grant funds. As of March 31, 2020 we had $10,653 in our bank accounts and $29,694 of trading securities. On April 17, 2020, the Company received $71,268 in funding from the SBA under their Paycheck Protection Program and we expect that most, if not all of this funding will be forgiven. This will not be enough to pay for our expenses for the year ending December 31, 2020 without any additional revenue from grants or licensing revenue or additional capital infusions. We are marketing our banana genes in 2020 which may lead to revenue but may not be able to market our soybean genes until the research is finished at an indefinite date. We have flexibility to reduce operating costs and also to delay research projects. We will require additional capital to complete our projects. These factors create substantial doubt as to our ability to continue as a going concern.  The accompanying condensed and consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

The Company is engaged in advanced discussions with one banana company regarding a relationship to further develop our banana genes through transformation and validation.  We expect to incur significant expenses for the transformation and validation of our banana genes over the next twenty-four months which we expect to be funded by this agreement.  There can be no assurance that we will reach such an agreement or that the funding will be available.

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

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2020 and 2019 was $7,134 and $7,134, respectively.

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

On May 3, 2018, Evolutionary Genomics entered into a Service Agreement with Wisconsin Crop Innovation Center for the development of transgenic soybean plants with total contract payments, including amendments of $141,631 of which $107,211 has been paid to date.  We expect to pay the remaining $34,420 prior to June 30, 2020.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended March 31, 2020, that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19), and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. We previously expected to complete the soybean research in the second quarter of 2020.  Subsequent to March 31, 2020, our academic labs have informed us that they are not starting any new projects due to the Covid-19 pandemic and we now believe that the project will be delayed into the second half of 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.  The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable stay at home orders issued by the Governor of Colorado. The Company has been granted the status of essential operations and our staff continues to work in our lab while staggering working hours to limit exposure.

The impact of the COVID-19 outbreak may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

May 12, 2020