Form 10-Q
period 2020-06-30
EVOLUTIONARY GENOMICS, INC.
filed 2020-08-19
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of June 30, 2020, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding.  The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash	$2,451	$45,441
Accounts receivable	—	6,845
Investments	45,493	41,694
Prepaid expenses	18,262	24,183
Total current assets	66,206	118,163

Non-current assets
Property and equipment, net	69,822	88,882
Intangible assets, net	4,034,291	4,035,592
Total non-current assets	4,104,113	4,124,474
Total assets	$4,170,319	$4,242,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$149,584	$19,415
Current portion of notes payable	31,344	—
Total current liabilities	180,928	19,415

Long-term liabilities
Notes payable	192,924	—
Deferred tax liability	987,353	987,353
Total liabilities	1,361,205	1,006,768
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at June 30, 2020 and December 31, 2019
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000shares authorized, 577,063 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference at June 30, 2020 of $4,074,411	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000shares authorized, 102,860 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference at June 30, 2020 of $588,628	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' equity
Preferred Stock	1,093,444	950,661
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding at June 30, 2020 and December 31, 2019	5,882	5,882
Additional paid-in capital	12,048,477	12,081,401
Accumulated deficit	(13,908,283)	(13,371,669)
Total stockholders' (deficit) equity	(760,480)	(333,725)
Total liabilities and stockholders' (deficit) equity	$4,170,319	$4,242,637

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Grant revenue	$—	$50,753	$12,500	$83,119

Operating expenses
Research and development	167,526	113,658	260,748	245,342
Salaries and benefits	93,229	42,062	185,659	96,841
General and administrative	49,842	66,360	106,507	124,614
Total operating expenses	310,597	222,080	552,914	466,797

Operating loss	(310,597)	(171,327)	(540,414)	(383,678)

Other income (expenses):
Investment income	—	25	1	36
Unrealized gain (loss) on investments	15,799	(10,443)	3,799	1,500
Total other income (expenses)	15,799	(10,418)	3,800	1,536
Loss before income taxes	(294,798)	(181,745)	(536,614)	(382,142)
Income taxes	—	—	—	—
Net loss	(294,798)	(181,745)	(536,614)	(382,142)
Preferred stock dividend	(71,392)	(66,004)	(142,783)	(126,595)
Net loss attributable to common stockholders	$(366,190)	$(247,749)	$(679,397)	$(508,737)

Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.12)	$(0.09)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

	Six Months Ended June 30, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)

	Six Months Ended June 30, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,778,926)	$220,468
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(181,745)	(181,745)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,960,671)	$43,286

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

 (unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(536,614)	$(382,142)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	20,361	20,361
Stock-based compensation	109,859	21,841
Unrealized (gain) loss on investments	(3,799)	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	6,845	(10,314)
Prepaid expenses	5,921	4,375
Accounts payable and accrued expenses	130,169	20,936
Cash flows from operating activities	(267,258)	(326,443)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	224,268	—
Proceeds from issuance of preferred stock	—	540,015
Cash flows from financing activities	224,268	540,015

Net change in cash	(42,990)	213,572

Cash, beginning of period	45,441	131,406

Cash, end of period	$2,451	$344,978

Supplemental cash flow information
Preferred stock dividend accrual	$142,783	$126,595

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

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

Investments: The Company’s short-term investments are comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at June 30, 2020 and December 31, 2019. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the six months ended June 30, 2020 and 2019.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress is an indefinite-lived intangible asset until the development is complete at which time the useful life of the asset will be assigned. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the six months ended June 30, 2020 and 2019. Realization of this asset is dependent upon the successful completion of the Company’s research and development efforts.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of June 30, 2020 and December 31, 2019, a full valuation allowance has been established on the net deferred tax asset.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the six months and three months ended June 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive. For the six months and three months ended June 30, 2019, common stock equivalents including 679,923 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing. On August 19, 2020, the Company entered into a Development and Commercialization Agreement with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole balances to Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project.

Note 3: New Accounting Standards

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that reporting period and is not expected to have a significant impact on the Company’s condensed and consolidated financial statements.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

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

The following table presents the Company’s financial assets that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019
Investments	$41,694	$41,694	$—	$—
	$41,694	$41,694	$—	$—
Balance at June 30, 2020
Investments	$45,493	$45,493	$—	$—
	$45,493	$45,493	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at June 30, 2020 and December 31, 2019 due to the relatively short-term nature of these instruments or the existence of variable interest rates that approximate prevailing market rates.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2020	2019
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(433,843)	(414,783)
Property and equipment, net	$69,822	$88,882

Depreciation expense for the six months ended June 30, 2020 and 2019 was $19,060 and $19,060, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 was $9,531 and $9,531, respectively.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	June 30,	December 31,
	2020	2019
Acquired research in progress - indefinite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(34,350)	(33,049)
Intangible assets, net	$4,034,291	$4,035,592

The Company expects to recognize $2,602 of amortization expense related to its patents during each of the next five years and the remaining $4,685 thereafter. Amortization expense for the patents during the three months ended June 30, 2020 and 2019 was $1,301 and $1,301, respectively. Amortization expense for the patents during the three months ended June 30, 2020 and 2019 was $650 and $651, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. Acquired research in progress is an indefinite lived intangible asset until the development phase is complete, at which time a useful life of the asset will be determined. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. With the banana development project contract in place and the expected marketing of our soybean genes late in 2020, the Company will place this asset in service in the third quarter of 2020. Additional costs to complete the soybean research are expected to be approximately $102,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

We previously expected to complete the soybean research in the second quarter of 2020.  Our academic labs informed us that they were not starting any new projects in the second quarter due to the COVID-19 pandemic and we now believe that the project will be delayed until later in 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program:  On April 17, 2020, the Company received $71,268 in proceeds from the SBA Paycheck Protection Program.  Under the program, the Company may apply for forgiveness of the debt based on the use of the proceeds over the 24-week period following funding of the loan.  As of June 30, 2020, the Company’s qualified use of proceeds has exceeded the loan amount and expects to receive forgiveness for the full loan amount.  To the extent that the loan is not forgiven, the loan accrues interest at 1 percent and has monthly payments of $4,010.75 starting October 16, 2020.

SBA Economic Injury Disaster Loan:  On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance which is not required to be repaid and was recognized as other income during the six months ended June 30, 2020.  On June 5, 2020, the Company received $150,000 in proceeds from the SBA’s EIDL Program.  Installment payments, including interest at the rate of 3.75% per annum, of $731 monthly over thirty years from the date of the promissory note will begin twelve months from the date of the promissory note (June 5, 2021).  The Company granted to the SBA a continuing security interest in all tangible and intangible personal property.  The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA.  As of June 30, 2020, the Company recognized $385 of accrued interest on the note.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of June 30, 2020 and December 31, 2019, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2019, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of June 30, 2020, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of June 30, 2020, there were $1,093,444 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of June 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 110,856 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2019	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2019	110,884	$6.60	0.87
Granted	—	—	—
Exercised	—	—	—
Expired	(28)	6.60	—
Balance, June 30, 2020	110,856	$6.60	0.37

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the six months ended June 30, 2020 and 2019, the Company recorded compensation costs for stock options of $109,859 and $21,841, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the six months ended June 30, 2020 and 2019.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	640,000	1.54	9.83
Exercised	—	—	—
Cancelled	(125,000)	3.00	7.00

Balance, December 31, 2019	1,081,667	$1.74	7.85

Balance, January 1, 2020	1,081,667	$1.74	7.85
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2020	1,081,667	$1.74	7.35	$—

Exercisable at June 30, 2020	508,333	$1.96	5.58	$140,000

During the six months ended June 30, 2020 and 2019, options for 0 and 116,667 shares vested, respectively. As of June 30, 2020, there was $515,308 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next three years.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 AND 2019 (Unaudited)

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2020 and 2019 was $14,267 and $14,267, respectively.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of June 30, 2020.

During the three months ended June 30, 2020, Steve Warnecke advanced the Company $27,350 as a short-term loan.  The Company has recognized the $27,350 as Accounts Payable as of June 30, 2020.

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

Note 13: Liquidity

On August 19, 2020, the Company entered into a Development and Commercialization Agreement with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole balances to Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

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

The single most valuable step in the process of crop improvement is the identification of the key genes among the 30,000 or more in the genome that has the desired impact. Evolutionary Genomics’ soybean pest resistance project is an illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans and, in hairy root assays on one of these genes, EG261, at the University of Wisconsin – Madison, proved that EG261 impacted resistance. Evolutionary Genomics has had discussions with seed companies to commercialize the genes and intends to continue those discussions after completion of validation testing with two generation, whole plant validation results. The Company has extended this pest resistance research to other crops including beans, tomatoes, cotton and maize in various stages or progress.

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

We previously expected to complete the soybean research in the second quarter of 2020.  Our academic labs informed us that they are not able to perform the SCN testing due to the COVID-19 pandemic and we now believe that the project will be delayed until later in 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted. The full impact that COVID-19 will have on our business will depend on a number of factors such as the duration and extent of COVID-19, the effect of governmental actions, responses of our third-party research partners, and general economic activity, as described in Part II, Item 1A “Risk Factors” in this Form 10-Q.

As a small company restricted by our limited resources, we cannot afford to generate vast numbers of events. Moderate success is important enough to indicate that further optimization can lead to significantly improved results. We must prove that there is enough evidence to warrant additional trials by companies with vastly more resources to build on our success but the single most valuable step in this process is the identification of the gene that has the desired impact and we have identified two of these genes in soybeans, EG261 and EG19.  We cannot assure you that these identified genes will be successful in SCN testing or field trials.

We entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and tested to assure us of successful events. WCIC has harvested the seeds of events from seven constructs of EG261 and EG19. These seeds are being transferred to the University of Missouri for SCN resistance testing which we now expect to happen later in 2020.

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

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas know as Gros Michel leading to the development of the Cavendish banana, which makes up well over 90% of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to, once again, devastate the global banana industry. This crisis is imminent and has no solution. The recent emergence of Panama Disease TR4 in the Western Hemisphere makes a swift solution to the crisis even more urgent.  A substantial part of the banana market consists of exports from Central and South America to the United States. This market is now critically imperiled.

In 2018, the Company began a project to identify genes in wild banana relatives that are resistant to Fusarium. We have previously used our technology to identify genes in common beans and, in our project for the Bill and Melinda Gates Foundation in common beans, proved that these genes provided increased resistance to Fusarium fungus. We used our platform to isolate a banana gene that controls Fusarium Wilt (FW), aka Panama Disease, Tropical Race 4. The gene, which we have named FusR1 (Fusarium Resistance 1), is a native gene in Musa species, including cultivated bananas. We have found that, for all FW-resistant banana cultivars/species that we have tested, one version of our gene exists while, in all FW-sensitive banana cultivars/species that we have tested, there is a different version of FusR1. And notably, a third version exists in semi-resistant varieties that has allowed us to identify the particular nucleotide changes that are crucial for resistance to Fusarium Wilt.

We believe that this native banana gene can be introduced into cultivated bananas, particularly the Fusarium-sensitive Cavendish cultivar in order to make these cultivars resistant to Fusarium Wilt.  Cavendish cultivars are sterile and seedless, but it should be possible to use MAB (marker assisted breeding), though perhaps difficult and time-consuming, to move FusR1 into Cavendish and other cultivated bananas. We believe that a gene transformation approach would be faster and easier. Given the threat of possible extinction for Cavendish, rapid approaches are not only warranted but essential and minimally genetically edited bananas will be accepted depending upon how the gene transfer is accomplished. Transfer of this native banana gene to cultivated bananas can also be accomplished with CRISPR technology, which allows a targeted, clean, and efficient transfer and which, as compared to more traditional genetic editing techniques, minimizes potential side effects.  We believe that Cavendish bananas can be rendered Fusarium Wilt resistant by changing only a few base pairs. These sorts of minimal changes have been allowed by the USDA and FDA in several crops. Even in Europe, use of CRISPR technology has gained substantial traction.

On June 26, 2019, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE.

On August 19, 2020, the Company entered into a Development and Commercialization Agreement with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole balances to Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

If we are able to successfully transform and validate our banana genes, which will likely take 24-36 months, under the terms of the agreement with Dole, we expect to negotiate a long term royalty contract for the commercialization of banana plants using our genes.  This licensing arrangement will likely be exclusively with Dole and contain royalty payments based on the number of plants and/or hectares of plants.  Even if EG’s genes are proved to be effective, it is difficult to predict the future revenue stream that any licensing arrangement can generate and will be heavily dependent upon the speed with which Panama Disease spreads throughout the world necessitating a solution and any changes in the price of bananas based on supply and demand.  Many articles are available in the public realm detailing the significance of the disease and the spread throughout the world.

Since bananas are seedless, they are propagated by clones which allows for very rapid production of plants.  An initial batch of 100 successful plants can generate a secondary propagation of over 15,000 plants in one year (enough for 10 hectares) and 15 million in the next generation.  There are over 400,000 hectares of banana production in Latin America from Mexico to Peru.  Adoption of the new variety will be dependent upon its effectiveness and the infection rate of Panama disease.

There are many risks associated with achieving these desired results including but not limited to:

-	We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims;
-	Others may develop competitive approaches to compete with our genes;
-	Our transformation academic labs may fail to develop enough events for testing;
-	Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation or changes in the appearance or taste of the fruit;
-	Our genes may fail to deliver the desired results of resistance to Fusarium;
-	Globally regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods; and
-	We will be dependent on others for the successful production and marketing of bananas with our genes and many factors will be outside of our control.
-	Our cash flow is highly dependent upon our only expected source of funding provided under our Development and Commercialization Agreement with Dole Food Company.
-

Our expected future royalty revenue will be highly dependent upon the successful execution of the banana development project in the Development and Commercialization Agreement with Dole Food Company and the negotiation of a long term royalty licensing agreement expected in the third year of that agreement.

These and other risk factors are discussed in more detail in our 10-K filing dated March 30, 2020.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of June 30, 2020 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$50,753	100.0%	$12,500	100.0%	$83,119	100.0%
Research and development	167,526	N/A	113,658	223.9%	260,748	2086.0%	245,342	295.2%
Salaries and benefits	93,229	N/A	42,062	82.9%	185,659	1485.3%	96,841	116.5%
General and administrative	49,842	N/A	66,360	130.8%	106,507	852.1%	124,614	149.9%
Total operating expenses	310,597	N/A	222,080	437.6%	552,914	4423.3%	466,797	561.6%
Operating loss	(310,597)	N/A	(171,327)	-337.6%	(540,414)	-4323.3%	(383,678)	-461.6%
Other income and (expenses)	15,799	N/A	(10,418)	-20.5%	3,800	30.4%	1,536	1.8%
Income Taxes	—	N/A	—	0.0%	—	0.0%	—	0.0%
Net loss	$(294,798)	N/A	$(181,745)	-358.1%	$(536,614)	-4292.9%	$(382,142)	-459.8%
Preferred stock dividend	(71,392)	N/A	(66,004)	-130.0%	(142,783)	-1142.3%	(126,595)	-152.3%
Net loss attributable to common stockholders	$(366,190)	N/A	$(247,749)	-488.1%	$(679,397)	-5435.2%	$(508,737)	-612.1%

Service and Grant Revenue

Service revenue decreased $70,619, or 85.0%, to $12,500 for the six months ended June 30, 2020 from $83,119 for the six months ended June 30, 2019. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Service revenue decreased $50,753, or 100.0%, to $0 for the three months ended June 30, 2020 from $50,753 for the three months ended June 30, 2019. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Operating Expenses

Operating expenses increased $86,117, or 18.4% to $552,914 for the six months ended June 30, 2020 from $466,797 for the six months ended June 30, 2019. Changes in these items are described below.

Operating expenses increased $88,517, or 39.9% to $310,597 for the three months ended June 30, 2020 from $222,080 for the three months ended June 30, 2019. Changes in these items are described below.

Research and Development

Research and development increased $15,406, or 6.3%, to $260,748 for the six months ended June 30, 2020 from $245,342 for the six months ended June 30, 2019. The increase was primarily due to increased patent costs partially offset by decreased costs for our soybean pest resistance project and our banana disease resistance project.

Research and development increased $53,868, or 47.4%, to $167,526 for the three months ended June 30, 2020 from $113,658 for the three months ended June 30, 2019. The increase was primarily due to increased costs on our soybean pest resistance project and higher patent costs partially offset by decreased costs for our banana disease resistance project.

Salaries and Benefits

Salaries and benefits increased $88,818, or 91.7%, to $185,659 for the six months ended June 30, 2020 from $96,841 for the six months ended June 30, 2019. The increase was primarily due to increased stock compensation costs.

Salaries and benefits increased $51,167, or 121.6%, to $93,229 for the three months ended June 30, 2020 from $42,062 for the three months ended June 30, 2019. The increase was primarily due to increased stock compensation costs.

General and Administrative

General and administrative expenses decreased $18,107, or 14.5%, to $106,507 for the six months ended June 30, 2020 from $124,614 for the six months ended June 30, 2019. The decrease was primarily due to decreased professional fees.

General and administrative expenses decreased $16,518, or 24.9%, to $49,842 for the three months ended June 30, 2020 from $66,360 for the three months ended June 30, 2019. The decrease was primarily due to one quarter of directors’ fees in the three months ended June 30, 2020 compared to two quarters of directors’ fees that were paid in the three months ended June 30, 2019.

Other Income and (Expenses)

Total other income and (expense) increased $2,264, or 147.4%, to $3,800 of income for the six months ended June 30, 2020 from $1,536 of income for the six months ended June 30, 2019. The increase was primarily due to an increase in the market price of marketable securities.

Total other income and (expense) increased $26,217, or 251.7%, to $15,799 of income for the three months ended June 30, 2020 from ($10,418) of expense for the three months ended June 30, 2019. The increase was primarily due to an increase in the market price of marketable securities.

Net Loss

Net loss increased $154,472, or 40.4%, to $536,614 for the six months ended June 30, 2020 from $382,142 for the six months ended June 30, 2019. The increase was primarily due to decreased revenue from the State of Colorado grant, increased patent costs, increased stock compensation costs and increased professional fees and partially offset by decreased costs on our soybean and banana projects and an increase in the market price of marketable securities.

Net loss increased $113,053, or 62.2%, to $294,798 for the three months ended June 30, 2020 from $181,745 for the three months ended June 30, 2019. The increase was primarily due to decreased revenue from the State of Colorado grant, increased patent costs, increased soybean project costs and increased stock compensation costs partially offset by decreased costs on our banana project and an increase in the market price of marketable securities.

Financial Condition

The Company’s working capital decreased $213,470 to ($114,722) as of June 30, 2020 from $98,748 as of December 31, 2019 primarily due the net loss partially offset by an increase in accounts payable and accrued expenses and proceeds from notes payable.

Liquidity

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $267,258 for the six months ended June 30, 2020 compared to $326,443 for the six months ended June 30, 2019. The $59,185, or 18.1%, decrease was primarily due to an increase in accounts payable and an increase in stock compensation partially offset by the increased net operating loss. Net cash flows for investing activities was $0 for the six months ended June 30, 2020 and 2019. Net cash provided from financing activities was $224,268 of proceeds from notes payable for the six months ended June 30, 2020 and $540,015 of proceeds from the issuance of preferred stock in the six months ended June 30, 2019.

Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with funding from our agreement with Dole Fruit. As of June 30, 2020 we had $2,451 in our bank accounts and $45,493 of trading securities. On April 17, 2020, the Company received $71,268 in funding from the SBA under their Paycheck Protection Program. To the extent the loan is not forgiven, the loan accrues interest at 1 percent and has monthly payments of $4,010.75 starting October 16, 2020.

On August 19, 2020, the Company entered into a Development and Commercialization Agreement with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole balances to Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended June 30, 2020 and 2019 was $14,268 and $14,268, respectively.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended June 30, 2020, that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19), and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. We previously expected to complete the soybean research in the second quarter of 2020.  During the second quarter of 2020, our academic labs have informed us that they are not starting any new projects due to the Covid-19 pandemic and we now believe that the project will be delayed into the second half of 2020.  If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.  The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable orders issued by the Governor of Colorado. The Company has been granted the status of essential operations and our staff continues to work in our lab while staggering working hours to limit exposure.

The impact of the COVID-19 outbreak may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On August 19, 2020, the Company entered into a Development and Commercialization Agreement with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole balances to Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

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

August 19, 2020