Form 10-Q
period 2020-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2020-11-13
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of September 30, 2020, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding.  The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current assets
Cash	$320,636	$45,441
Accounts receivable	—	6,845
Investments	68,357	41,694
Prepaid expenses	9,547	24,183
Total current assets	398,540	118,163

Non-current assets
Property and equipment, net	60,292	88,882
Intangible assets, net	3,997,391	4,035,592
Total non-current assets	4,057,683	4,124,474
Total assets	$4,456,223	$4,242,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$32,026	$19,415
Current portion of notes payable	43,286	—
Total current liabilities	75,312	19,415

Long-term liabilities
Notes payable, less current portion	980,982	—
Deferred tax liability	—	987,353
Total liabilities	1,056,294	1,006,768
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at September 30, 2020 and December 31, 2019
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
September 30, 2020 and December 31, 2019; liquidation
preference at September 30, 2020 of $4,135,002	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at
September 30, 2020 and December 31, 2019; liquidation
preference at September 30, 2020 of $599,428	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' (deficit) equity
Preferred Stock	1,164,836	950,661
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898
shares issued and outstanding at September 30, 2020 and December 31, 2019	5,882	5,882
Additional paid-in capital	12,032,015	12,081,401
Accumulated deficit	(13,372,398)	(13,371,669)
Total stockholders' (deficit) equity	(169,665)	(333,725)
Total liabilities and stockholders' (deficit) equity	$4,456,223	$4,242,637

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Grant revenue	$—	$32,722	$12,500	$115,841

Operating expenses
Research and development	138,132	115,771	398,880	361,113
Salaries and benefits	217,430	37,500	403,089	134,341
General and administrative	118,947	41,962	225,454	166,576
Total operating expenses	474,509	195,233	1,027,423	662,030

Operating loss	(474,509)	(162,511)	(1,014,923)	(546,189)

Other income:
Investment income	177	46	178	82
Unrealized gain on investments	22,864	6,144	26,663	7,644
Total other income	23,041	6,190	26,841	7,726
Loss before income taxes	(451,468)	(156,321)	(988,082)	(538,463)
Income tax benefit	987,353	—	987,353	—
Net income (loss)	535,885	(156,321)	(729)	(538,463)
Preferred stock dividend	(71,392)	(71,392)	(214,175)	(197,987)
Net income (loss) loss attributable to common stockholders	$464,493	$(227,713)	$(214,904)	$(736,450)

Net income (loss) per common share, basic and diluted	$0.08	$(0.04)	$(0.04)	$(0.13)

Weighted average common shares outstanding, basic	5,881,898	5,881,898	5,881,898	5,881,898

Weighted average common shares outstanding, diluted	6,068,565	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Equity

	Nine Months Ended September 30, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net income	—	—	—	—	535,885	535,885
Balance, September 30, 2020	5,881,898	$5,882	$1,164,836	$12,032,015	$(13,372,398)	$(169,665)

	Nine Months Ended September 30, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(200,397)	(200,397)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,778,926)	$220,468
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(181,745)	(181,745)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,960,671)	$43,286
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(156,321)	(156,321)
Balance, September 30, 2019	5,881,898	$5,882	$879,269	$12,118,806	$(13,116,992)	$(113,035)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

 (unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(729)	$(538,463)
Adjustments to reconcile net loss to net
cash flows from operating activities
Depreciation and amortization	66,791	30,541
Stock-based compensation	164,789	21,841
Unrealized gain on investments	(26,663)	(7,644)
Deferred tax benefit	(987,353)	—
Changes in operating assets and liabilities:
Accounts receivable	6,845	7,717
Prepaid expenses	14,636	13,228
Accounts payable and accrued expenses	12,611	19,523
Cash flows from operating activities	(749,073)	(453,257)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,024,268	—
Proceeds from issuance of preferred stock	—	540,015
Cash flows from financing activities	1,024,268	540,015

Net change in cash	275,195	86,758

Cash, beginning of period	45,441	131,406

Cash, end of period	$320,636	$218,164

Supplemental cash flow information
Preferred stock dividend accrual	$214,175	$197,987

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

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

Investment: The Company’s short-term investment is equity securities carried at their fair value based on the quoted market price of the securities at September 30, 2020 and December 31, 2019. Net realized and unrealized gains and losses on investments are included in net earnings. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months ended September 30, 2020 and 2019.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement discussed in Note 7 and is being amortized over a twelve year, nine month period consistent with the remaining patent life using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the nine months ended September 30, 2020 and 2019.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the condensed and consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2020 and December 31, 2019, a full valuation allowance has been established on the net deferred tax asset.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months ended September 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive. For the three months ended September 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 895,000 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive, and options for 186,667 shares of common stock equivalents were included in the diluted weighted average common shares outstanding.  For the nine months and three months ended September 30, 2019, common stock equivalents including 679,923 shares of convertible preferred stock, options for 566,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

The following table presents the Company’s financial assets that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019
Investments	$41,694	$41,694	$—	$—
	$41,694	$41,694	$—	$—
Balance at September 30, 2020
Investments	$68,357	$68,357	$—	$—
	$68,357	$68,357	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, accrued expenses and debt, approximates their fair value at September 30, 2020 and December 31, 2019 due to the relatively short-term nature of these instruments or the existence of variable interest rates that approximate prevailing market rates.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2020	2019
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(443,373)	(414,783)
Property and equipment, net	$60,292	$88,882

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $28,590 and $28,589, respectively. Depreciation expense for the three months ended September 30, 2020 and 2019 was $9,530 and $9,529, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2020	2019
Acquired research in progress	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(71,250)	(33,049)
Intangible assets, net	$3,997,391	$4,035,592

The Company expects to recognize $317,629 of amortization expense related to its acquired research in progress and patents during each of the next five years and the remaining $2,409,246 thereafter. Amortization expense for the acquired research in progress and patents during the nine months ended September 30, 2020 and 2019 was $38,201 and $1,952, respectively. Amortization expense for the acquired research in progress and patents during the three months ended September 30, 2020 and 2019 was $36,900 and $651, respectively.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. With the banana development project contract in place and the expected marketing of our soybean genes late in 2020, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $67,600, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program:  On April 17, 2020, the Company received $71,268 in proceeds from the SBA Paycheck Protection Program.  Under the program, the Company may apply for forgiveness of the debt based on the use of the proceeds over the 24-week period following funding of the loan.  As of September 30, 2020, the Company’s qualified use of proceeds has exceeded the loan amount and expects to receive forgiveness for the full loan amount.  To the extent that the loan is not forgiven, the loan accrues interest at 1 percent and has monthly payments of $4,010.75 starting October 16, 2020.

SBA Economic Injury Disaster Loan:  On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program.  Installment payments, including interest at the rate of 3.75% per annum, of $731 monthly over thirty years from the date of the promissory note will begin twelve months from the date of the promissory note (June 5, 2021).  The Company granted to the SBA a continuing security interest in all tangible and intangible personal property.  The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA.  As of September 30, 2020, the Company recognized $1,323 of accrued interest on the note.

Dole Food Company:  On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) for the development of our banana genes.  The DCA provides for payments from Dole to the Company of $800,000 upon execution, $800,000 by the twelve-month anniversary, $250,000 by the thirty-six month anniversary and $250,000 by the forty-eight month anniversary.  Dole will also reimburse the Company for costs incurred at the University of Wisconsin-Madison (“UW”) not to exceed $2,200,000 in coordination with the Standard Research Agreement that the Company entered into with UW on September 18, 2020 which includes payments from the Company to UW in the amount of $2,159,719 over the two year expected term of the project.  If the UW research is successful, Dole expects to incur costs of $750,000 to perform field trials.

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000.  Upon receipt of the first $800,000 on August 26, 2020, the Company executed the first note under this DCA and recorded it as a long term note payable for financial statement purposes.  The note is non-interest bearing and allows Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes.  Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

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

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of September 30, 2020 and December 31, 2019, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2020, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of September 30, 2020, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of September 30, 2020, there were $1,164,836 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of September 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 110,856 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2019	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2019	110,884	$6.60	0.87
Granted	—	—	—
Exercised	—	—	—
Expired	(28)	6.60	—
Balance, September 30, 2020	110,856	$6.60	0.12

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the nine months ended September 30, 2020 and 2019, the Company recorded compensation costs for stock options of $164,789 and $21,841, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the nine months ended September 30, 2020 and 2019.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	640,000	1.54	9.83
Exercised	—	—	—
Cancelled	(125,000)	3.00	7.00

Balance, December 31, 2019	1,081,667	$1.74	7.67

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2020	1,081,667	$1.74	6.92	$—

Exercisable at September 30, 2020	508,333	$1.96	4.50	$84,000

During the nine months ended September 30, 2020 and 2019, options for 0 and 116,667 shares vested, respectively. As of September 30, 2020, there was $460,379 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2022.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for each of the nine months ended September 30, 2020 and 2019 was $21,401.

Research Agreement: On September 18, 2020, the Company entered into a Standard Research Agreement with the University of Wisconsin-Madison for the development of our banana genes.  The agreement includes payments from the Company to UW in the amount of $2,159,719 over the two-year expected term of the project.  These costs will be reimbursed, in the form of notes payable by Dole Food Company in accordance with our Development and Commercialization Agreement dated August 19, 2020.

 EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 AND 2019 (Unaudited)

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,932,088 shares or 29.9% of the Common Stock outstanding as of September 30, 2020.

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

Note 14: Income Taxes

The Company recorded a deferred tax liability related to the indefinite lived in progress research and development that was acquired as part of the merger on October 19, 2015 and discussed further in Note 6.  During the three month period ended September 30, 2020, in conjunction with the DCA entered into and discussed further in Note 7, the Company placed the in progress research and development in service and began to amortize this asset over a twelve year, nine month life.  As a result, the Company reassessed the net deferred tax assets and related valuation allowance as the indefinite lived in progress research and development now has a finite life.  This reassessment resulted in the Company relieving a portion of the valuation allowance of $987,353 during the three month period ended September 30, 2020.

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

We entered into a Service Agreement with Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes. WCIC guarantees a minimum number of successful events, have helped to establish the right combinations to achieve a range of expression and tested to assure us of successful events. WCIC has harvested the seeds of events from seven constructs of EG261 and EG19. These seeds have been transferred to the University of Missouri for SCN resistance testing which are currently underway and are expected to generate validation results over the next six months.

If we are able to confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new gene, EG19, the Company will look to enter into negotiations for a long-term research collaboration and licensing agreement with seed companies. This type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements. If Evolutionary Genomics receives product royalties from the soybean genes, it is required to pay the United Soybean Board a ten percent royalty stream not to exceed 150% of the grant amount of $262,400.

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

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of September 30, 2020 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$32,722	100.0%	$12,500	100.0%	$115,841	100.0%
Research and development	138,132	N/A	115,771	353.8%	398,880	3191.0%	361,113	311.7%
Salaries and benefits	217,430	N/A	37,500	114.6%	403,089	3224.7%	134,341	116.0%
General and administrative	118,947	N/A	41,962	128.2%	225,454	1803.6%	166,576	143.8%
Total operating expenses	474,509	N/A	195,233	596.6%	1,027,423	8219.4%	662,030	571.5%
Operating loss	(474,509)	N/A	(162,511)	-496.6%	(1,014,923)	-8119.4%	(546,189)	-471.5%
Other income	23,041	N/A	6,190	18.9%	26,841	214.7%	7,726	6.7%
Income Taxes	987,353	N/A	—	0.0%	987,353	7898.8%	—	0.0%
Net income (loss)	$535,885	N/A	$(156,321)	-477.7%	$(729)	-5.8%	$(538,463)	-464.8%
Preferred stock dividend	(71,392)	N/A	(71,392)	-218.2%	(214,175)	-1713.4%	(197,987)	-170.9%
Net income (loss) attributable to common stockholders	$464,493	N/A	$(227,713)	-695.9%	$(214,904)	-1719.2%	$(736,450)	-635.7%

Service and Grant Revenue

Service revenue decreased $103,341, or 89.2%, to $12,500 for the nine months ended September 30, 2020 from $115,841 for the nine months ended September 30, 2019. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Service revenue decreased $32,722, or 100.0%, to $0 for the three months ended September 30, 2020 from $32,722 for the three months ended September 30, 2019. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Operating Expenses

Operating expenses increased $365,393, or 55.2% to $1,027,423 for the nine months ended September 30, 2020 from $662,030 for the nine months ended September 30, 2019. Changes in these items are described below.

Operating expenses increased $279,276, or 143.0% to $474,509 for the three months ended September 30, 2020 from $195,233 for the three months ended September 30, 2019. Changes in these items are described below.

Research and Development

Research and development increased $37,767, or 10.5%, to $398,880 for the nine months ended September 30, 2020 from $361,113 for the nine months ended September 30, 2019. The increase was primarily due to increased patent costs partially offset by decreased costs for our soybean pest resistance project and our banana disease resistance project.

Research and development increased $22,361, or 19.3%, to $138,132 for the three months ended September 30, 2020 from $115,771 for the three months ended September 30, 2019. The increase was primarily due to increased patent costs.

Salaries and Benefits

Salaries and benefits increased $268,748, or 200.0%, to $403,089 for the nine months ended September 30, 2020 from $134,341 for the nine months ended September 30, 2019. The increase was primarily due to increased stock compensation costs and bonuses.

Salaries and benefits increased $179,930, or 479.8%, to $217,430 for the three months ended September 30, 2020 from $37,500 for the three months ended September 30, 2019. The increase was primarily due to increased stock compensation costs and bonuses.

General and Administrative

General and administrative expenses increased $58,878, or 35.3%, to $225,454 for the nine months ended September 30, 2020 from $166,576 for the nine months ended September 30, 2019. The increase was primarily due to increased professional fees and the start of amortization of our research in progress asset.

General and administrative expenses increased $76,985, or 183.5%, to $118,947 for the three months ended September 30, 2020 from $41,962 for the three months ended September 30, 2019. The increase was primarily due to increased professional fees and the start of amortization of our research in progress asset.

Other Income

Total other income increased $19,115, or 247.4%, to $26,841 for the nine months ended September 30, 2020 from $7,726 for the nine months ended September 30, 2019. The increase was due to an increase in the market price of marketable securities.

Total other income increased $16,851, or 272.2%, to $23,041 for the three months ended September 30, 2020 from $6,190 for the three months ended September 30, 2019. The increase was due to an increase in the market price of marketable securities.

Income Tax Benefit

Income tax benefit increased to $987,353, or 100%, from $0 for the three and nine months ended September 30, 2020.  The increase was the result of placing the In Progress Research and Development in service and the asset now having a finite life.

Net Loss

Net loss decreased $537,734, or 99.9%, to $729 for the nine months ended September 30, 2020 from $538,463 for the nine months ended September 30, 2019. The decrease was primarily due to the recognition of income tax benefit, decreased costs on our soybean and banana projects and an increase in the market price of marketable securities partially offset by decreased revenue from the State of Colorado grant, increased patent costs, increased stock compensation costs, bonuses and increased professional fees partially offset by.

Net income (loss) increased $692,206, or 442.8%, to net income of $535,885 for the three months ended September 30, 2020 from $156,321 of net loss for the three months ended September 30, 2019. The increase was primarily due to the recognition of income tax benefit and an increase in the market price of marketable securities partially offset by decreased revenue from the State of Colorado grant, increased patent costs, increased stock compensation costs and bonuses.

Financial Condition

The Company’s working capital increased $224,480 to $323,228 as of September 30, 2020 from $98,748 as of December 31, 2019 primarily due to the proceeds of notes payable partially offset by the operating loss.

Liquidity

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $749,073 for the nine months ended September 30, 2020 compared to $453,257 for the nine months ended September 30, 2019. The $295,816, or 65.3%, increase was primarily due to the operating loss partially offset by an increase in amortization and an increase in stock compensation. Net cash flows for investing activities was $0 for the nine months ended September 30, 2020 and 2019. Net cash provided from financing activities was $1,024,268 of proceeds from notes payable for the nine months ended September 30, 2020 and $540,015 of proceeds from the issuance of preferred stock in the nine months ended September 30, 2019.

As of September 30, 2020 we had $320,636 in our bank accounts and $68,357 of trading securities. Sources of funding to meet prospective cash requirements include the Company’s existing cash balances and investments along with funding from our agreement with Dole. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2019 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for each of the nine months ended September 30, 2020 and 2019 was $21,401.

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

On September 18, 2020, the Company entered into a Standard Research Agreement with the University of Wisconsin-Madison for the development of our banana genes.  The agreement includes payments from the Company to UW in the amount of $2,159,719 over the two-year expected term of the project.  These costs will be reimbursed, in the form of notes payable by Dole Food Company in accordance with our Development and Commercialization Agreement dated August 19, 2020.

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

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls over financial reporting or other factors during the three months ended September 30, 2020, that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19), and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. We previously expected to complete the soybean research in the second quarter of 2020.  During the second quarter of 2020, our academic labs informed us that they were not starting any new projects due to the COVID-19 pandemic.  As of October 2020, the project is underway. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.  The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1	Development and Commercialization Agreement, dated August 19, 2020, by and between EG Crop Science, Inc. and Dole Food Company, Inc.

10.2

Standard Research Agreement, dated September 15, 2020, by and between the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Madison and EG Crop Science, Inc.

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

November 13, 2020