Form 10-K
period 2020-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2021-03-31
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2020 was $4,737,188 based on the closing price on the last day of trading prior to June 30, 2020.

Shares outstanding as of December 31, 2020 were 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, par value $.001 and 102,860 shares of Series A-2 preferred stock, par value $.001. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

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

Business Model

Evolutionary Genomics’ primary source of revenue through March 31, 2020 had been contract services revenue for research performed by Evolutionary Genomics on behalf of other commercial entities and grant income received from governmental agencies, industry associations and grant making foundations for research performed. Ownership of the intellectual property in these projects varies from Evolutionary Genomics retaining all intellectual property rights to retaining none of the developed intellectual property for the crop that is the subject of the project. In addition to contract services revenue for research, Evolutionary Genomics intends to continue to pursue grant funding from governmental agencies, industry associations and grant making foundations. These sources of funding are often subject to limitations in available funds, funding priorities in areas other than our area of focus, political uncertainties, long approval processes and competition with other research proposals.

The goal of the grant funded research projects was to discover genetic intellectual properties with commercial value.  Evolutionary Genomics’ soybean pest resistance project is a multiple year illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete and full validation results expected in mid-2021. Evolutionary Genomics has had discussions with seed companies to commercialize the soybean genes and intends to continue those discussions in 2021 with two generation, whole plant validation results. The Company has extended this soybean pest resistance research to other crops including beans, tomatoes, cotton and maize.

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

Our banana pest resistance project is another project illustration.  We identified a gene (FusR1) in bananas that appears to confer resistance to Fusarium Fungus which leads to Panama Disease.  We marketed the gene to banana companies and, in August 2020, executed a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) which includes three years of development work funded by Dole and the framework for a long-term licensing relationship.  While Dole is supplying significant funding for the three year development of this banana gene in the form of promissory notes, there can be no assurance that this development work will lead to licensing revenue as there are many risks involved in genetic trait development.

Evolutionary Genomics’ Business Strategy

The single most valuable step in the process of crop improvement is the identification of the key genes among the 30,000 in the genome that has the desired impact. EG set out to find genes in soybeans that impact pest and disease resistance. We identified two that showed promise and, in hairy root assays on one of these genes, EG261, at the University of Wisconsin – Madison, proved that EG261 impacted resistance. When we discussed these results with the larger seed companies, they indicated interest but wanted to see two generation, whole plant testing results before entering licensing negotiations. We have engaged the University of Missouri and the University of Wisconsin’s Wisconsin Crop Innovation Center (“WCIC”) to independently perform these validation studies for us.

As a small company restricted by our limited resources, we cannot afford to generate vast numbers of transformation plant lines, known as events. Moderate success is important enough to indicate that further optimization can lead to significantly improved results. We must prove that there is enough evidence to warrant additional trials by companies with vastly more resources to build on our success but the single most valuable step in this process is the identification of the gene that has the desired impact and we have identified two of these genes, EG261 and EG19.

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017 and March 3, 2020, the United States Patent and Trademark Office issued additional patents which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On January 16, 2020, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19, and has included that gene in its ongoing two generation, whole plant validation research. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

We entered into a Service Agreement with WCIC under which they have transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. WCIC grew events from seven constructs of EG261 and EG19 in their greenhouses. These plants were harvested in May 2020 for generation T2 seeds. Covid-19 closures of laboratories delayed the commencement of testing of these seeds until November 2020.  The testing of these T2 generation seedlings at the University of Missouri is expected to last until July 2021.

If results from the whole plant validation trials confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new gene, EG19, the Company intends to enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.

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

On June 26, 2019, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE.  We are awaiting review of these patents by the United States Patent Office.

On August 19, 2020, the Company entered into the DCA with Dole for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease).  Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. In the year ended December 31, 2020, the Company received $800,000 of working capital funding and $1,295,831 of reimbursement of development costs pursuant to this agreement.  Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project. We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive per the agreement, the Company may not be able to meet its obligations as they become due.

If we are able to successfully transform and validate our banana genes, which will likely take 24-36 months from the start of the project in September 2020, under the terms of the agreement with Dole, we expect to negotiate a long-term royalty contract for the commercialization of banana plants using our genes.  This licensing arrangement will likely be exclusively with Dole and contain royalty payments based on the number of plants and/or hectares of plants.  Even if EG’s genes are proven to be effective, it is difficult to predict the future revenue stream that any licensing arrangement can generate and will be heavily dependent upon the speed with which Panama Disease spreads throughout the world necessitating a solution and any changes in the price of bananas based on supply and demand.  Many articles are available in the public realm detailing the significance of the disease and the spread throughout the world.

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

There are many risks associated with achieving these desired results including but not limited to:

-	We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims.
-	Others may develop competitive approaches to compete with our genes.
-	Our transformation academic labs may fail to develop enough events for testing.
-	Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation or changes in the appearance or taste of the fruit.
-	Our genes may fail to deliver the desired results of resistance to Fusarium.
-	Globally regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods.
-	We will be dependent on others for the successful production and marketing of bananas with our genes and many factors will be outside of our control.
-	Our cash flow is highly dependent upon our only expected source of funding provided under our Development and Commercialization Agreement with Dole Food Company.
-

Our expected future royalty revenue will be highly dependent upon the successful execution of the banana development project in the DCA with Dole and the negotiation of a long-term royalty licensing agreement expected in the third year of that agreement.

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

Patents

Evolutionary Genomics is the owner of the following issued and pending patent applications:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
6743580 / 09875666	United States	METHODS FOR PRODUCING TRANSGENIC PLANTS CONTAINING EVOLUTIONARILY SIGNIFICANT POLYNUCLEOTIDES	6/6/2001	6/1/2004	6/6/2021
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783 / 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013		5/24/2033
P200101511	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/28/2020		5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
10112/DELNP/14	India	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013		5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033
9605274 / 14479550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
62/961923	United States	EXPRESSION OF F-BOX/KELCH-REPEAT GENE EG19, DIRIGENT GENE EG19, THEIR ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	1/16/2020
9862962 / 14775142	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	9/11/2015	1/9/2018	9/11/2035
15827299	United States	IDENTIFICATION AND USE OF TOMATO GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
10577625/15800179	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017	3/3/2020	11/1/2037
16748957	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	1/22/2020
15/827299	United States	IDENTIFICATION AND USE OF GRAPE GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	11/30/2017
16509273.0	United States	IDENTIFICATION AND USE OF GRAPE GENES CONTROLLING SALT/DROUGHT TOLERANCE AND FRUIT SWEETNESS	7/11/2019
16/896,682	United States	IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE	6/26/2019

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

On February 21, 2015 the Company entered into the Sponsored Research Contract with The Curators of the University of Missouri for phenotyping of transgenic soybean samples on a per unit basis. We expect to continue this contract and will likely have additional amounts payable but the amount is indeterminable. Evolutionary Genomics retains sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes) related to this project.

On May 3, 2018 and amended on January 9, 2019, the Company entered into a Service Agreement with WCIC for the transformation and development of transgenic soybean plants using our EG261 and EG19 genes. Including the amendment, the total amount of this contract is $141,631, all of which has been recognized through December 31, 2020. Evolutionary Genomics will retain sole ownership of all patents and intellectual property, royalty free for all materials (including previously identified genes).

On June 26, 2018, the Company was awarded an Advanced Industries Accelerated Grant by the State of Colorado in the amount of $250,000 to fund further research in the development of pest resistance genes in soybeans and other crops and sweetness genes in tomatoes. Through December 31, 2020, the Company has recognized all $250,000 of the revenue from the contract. The Company maintains ownership of all intellectual property developed from the use of the grant funds and is not required to repay grant funds or pay royalties.

On August 19, 2020, the Company entered into the DCA with Dole for the development of our banana genes.  The DCA provides for payments from Dole to the Company of $800,000 upon execution, $800,000 by the twelve-month anniversary, $250,000 by the thirty-six month anniversary and $250,000 by the forty-eight month anniversary.  Dole will also reimburse the Company for costs incurred at the University of Wisconsin-Madison (“UW”) not to exceed $2,200,000 in coordination with the Standard Research Agreement that the Company entered into with UW on September 18, 2020 which includes payments from the Company to UW in the amount of $2,159,719 over the two-year expected term of the project.  If the UW research is successful, Dole expects to incur costs of $750,000 to perform field trials.

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000.  Upon receipt of the first $800,000 on August 26, 2020, the Company executed the first note under this DCA and recorded it as a long term note payable for financial statement purposes.  Upon receipt of $1,295,831 on December 29, 2020, the Company executed the second note under this DCA and recorded it as a long term note payable for financial statement purposes. The notes are non-interest bearing and allow Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes.  Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes.  The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project.  These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had two full time employees and one part time employee as of December 31, 2020.

Facilities

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2020, the Company had 5,881,898 shares of Common Stock outstanding, 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding and 102,860 shares of Series A-2 Preferred Stock (“Series A-2”) outstanding. Both Series A-1 and Series A-2 are convertible into shares of Common Stock on a one share for one share basis.  1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 490,000 shares of common stock at an exercise price of $1.50 per share, 150,000 shares of common stock at an exercise price of $1.65 per share, 180,000 shares of common stock at an exercise price of $3.00 per share, 100,000 shares of common stock at an exercise price of $3.30 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 120,000 shares have been exercised, 158,333 have been cancelled and option grants of 1,081,667 shares remain outstanding as of December 31, 2020.

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

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2020, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2020, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 has been paid. As of December 31, 2020, there were $1,236,228 in accrued preferred stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

ITEM 1A.  RISK FACTORS

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19) and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. We previously expected to complete the soybean research in the second quarter of 2020.  During the second quarter of 2020, our academic labs informed us that they were not starting any new projects due to the COVID-19 pandemic.  As of October 2020, the project is underway with results expected in mid-2021. If this research is not completed within a reasonable timeframe or within estimated costs, future licensing revenue, the valuation of our research in progress and the financial condition of the Company could be significantly impacted.  The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable orders issued by the Governor of Colorado. The Company has been granted the status of essential operations and our staff continues to work in our lab while staggering working hours to limit exposure.

The impact of the COVID-19 outbreak may also exacerbate other risks.

We may require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities or result in our inability to continue as a going concern.

As of December 31, 2020 we had $215,836 in our bank accounts. Sources of funding to meet prospective cash requirements include the Company’s existing cash balances along with funding from our agreement with Dole, additional Small Business Administration loans and prospective funding from marketing additional genes. We also have flexibility to reduce operating expenses.  We expect that the funding from these sources will be more than enough to cover our operating expenses for the next twelve months.  If the funding does not arrive, the Company may not be able to meet its obligations as they become due.

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

Evolutionary Genomics’ gene discovery process focuses on the identification of positively selected genes that impact the trait of interest that we are working on. When we further test them in lab validation, we are again focused on whether they have the desired impact on the trait of interest and we are specifically testing for that outcome. Laboratory experiments are under more ideal circumstances than field trials and use in production and there can be no guarantee that the lab result will be repeated under those conditions. Additional field trials and use in production may also reveal undesirable impacts on other traits that were not a focused part of our research. For example, the soybean or banana genes that we have discovered may be found to have a negative impact on yield. These may impact our ability to realize revenue from the commercialization of our biotechnology and may expose us to liability for undesirable outcomes that we don’t anticipate.

Undesirable results from our ongoing research may result in expensing of our acquired research in progress.

We currently carry $4,016,596 of acquired research in progress on our balance sheet as an intangible asset subject to amortization. Upon executing our DCA with Dole, we began amortization of this asset in the year ended December 31, 2020. If this project produces undesirable results, we may need to expense the intangible asset.

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

Our officers and directors own, directly or indirectly approximately 34.6% of the outstanding shares of common and preferred stock, excluding options. Including options and warrants, our officers and directors own, directly or indirectly, approximately 42.3% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2020, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2019, we had available total federal and state net operating loss carryforwards of approximately $7,824,000 plus additional net operating losses generated in the year ending December 31, 2020. These NOL’s expire at various intervals through the year 2037 except for the NOL’s for the years ending after December 31, 2017 which have no expiration date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no owned properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent-free mailing address at 1026 Anaconda Drive, Castle Rock, CO 80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont CO 80501. The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2020, there were outstanding options for 1,081,667 shares of common stock.

As of March 30, 2020, there were approximately 324 holders of the Company's common stock.

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

Recent Highlights of Evolutionary Genomics

•

During 2013, Evolutionary Genomics received results from our contracted independent lab at UW confirming that Evolutionary Genomics’ gene, EG261, has a significant impact on resistance to soybean cyst nematodes.

•

During 2019, we identified our FusR1 gene in bananas for disease resistance and filed a patent application.

•

During 2020, WCIC completed a project for the Company to transform soybean plants using our EG261 and EG19 genes and to develop resulting plants through generation T2 seeds.

•

During 2020, we entered into the DCA with Dole and a Research Agreement with WCIC for the development of the FusR1 gene and banana plants that are resistant to Panama Disease.

Consolidated Results of Operations:

	Twelve Months Ended December 31,
	2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$12,500	100.0%	$122,686	100.0%
Research and development	1,793,145	14345.2%	472,613	385.2%
Salaries and benefits	495,518	3964.1%	205,828	167.8%
General and administrative	603,632	4829.1%	219,070	178.6%
Total operating expenses	2,892,295	23138.4%	897,511	731.6%
Operating loss	(2,879,795)	-23038.4%	(774,825)	-631.6%
Other income and (expenses)	180,559	1444.5%	13,592	11.1%
Income Taxes	987,353	7898.8%	(31,907)	-26.0%
Net loss	$(1,711,883)	-13695.1%	$(793,140)	-646.5%
Preferred stock dividend	(285,567)	-2284.5%	(269,379)	-219.6%
Net loss attributable to common stockholders	$(1,997,450)	-15979.6%	$(1,062,519)	-866.0%

Grant Revenue

Grant revenue decreased $110,186, or 89.8%, to $12,500 for the year ended December 31, 2020 from $122,686 for the year ended December 31, 2019. The decrease was primarily due to the decrease in revenue received from the State of Colorado grant which was completed in the first quarter of 2020.

Operating Expenses

Operating expenses increased $1,741,792, or 194.1%, to $2,639,303 for the year ended December 31, 2020 from $897,511 for the year ended December 31, 2019. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development increased $1,320,532, or 279.4%, to $1,793,145 for the year ended December 31, 2020 from $472,613 for the year ended December 31, 2019. The increase was primarily due to increased costs incurred on our research agreement with UW for the development of our FusR1 banana gene. Under the terms of our Development and Commercialization Agreement with Dole Food Company, Dole provides funding for our banana project expenses at the University of Wisconsin in the form of notes payable.

Salaries and Benefits

Salaries and benefits increased $289,690, or 140.7%, to $495,518 for the year ended December 31, 2020 from $205,828 for the year ended December 31, 2019. The increase was due to bonuses paid in the year ended December 31, 2020 and increased stock compensation costs.

General and Administrative

General and administrative expenses increased $384,562, or 175.5%, to $603,632 for the year ended December 31, 2020 from $219,070 for the year ended December 31, 2019. The increase was primarily due to amortization of our intangible asset which began in the year ended December 31, 2020.

Other Income and (Expenses)

Total other income and (expenses) increased $166,967, or 1228.4%, to $180,559 for the year ended December 31, 2020 from $13,592 for the year ended December 31, 2019. The increase was primarily due to increases in the value of our investments and forgiveness of our Small Business Administration Payroll Protection Program loan (“PPP”).

Income Taxes

Income tax benefit increased $1,019,260 to $987,353 for the year ended December 31, 2020 from income tax expense of $31,907 for the year ended December 31, 2019.  The increase was the result of placing the in progress research and development into service and the asset now having a finite life.

Net Loss

Net loss increased $918,743, or 115.8%, to $1,711,883 for the year ended December 31, 2020 from $793,140 for the year ended December 31, 2019. The increase was primarily due to increased costs incurred on our research agreement with the University of Wisconsin for the development of our FusR1 banana gene, increased costs for the amortization of our intangible asset and increased bonuses and stock compensation costs partially offset by the income tax benefit, PPP loan forgiveness and gains on investments.

Financial Condition

The Company’s working capital increased $175,681 to $274,429 as of December 31, 2020 from $98,748 as of December 31, 2019 primarily due to proceeds from notes payable from Dole, PPP loan and Economic Injury Disaster Loan (“EIDL”) and sale of our investments partially offset by the net loss from operations, increases in prepaid expenses and decreases in accounts payable and accrued expenses.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $2,297,317 for the year ended December 31, 2020 compared to $625,980 for the year ended December 31, 2019. The $1,597,069, or 255.1%, increase was primarily due to the increased net operating loss.  Net cash provided from the sale of investments was $147,613 for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019. Net cash provided from financing activities was $2,245,831 from notes payable from Dole, PPP loan and EIDL in the year ended December 31, 2020 compared to $540,015 from preferred stock issuances for the year ended December 31, 2019.

As of December 31, 2020, the Company had $215,836 in bank accounts and during 2020 used $2,297,317 of cash in operations.  The Company’s current projections for 2021 requires cash of $1,351,436.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these factors, management believes that it will secure additional funding to meet prospective cash requirements.  Management believes the Company’s existing cash balances along with funding from our agreement with Dole, prospective funding from marketing additional genes, and additional contributions from our largest shareholder will provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be more than enough to cover our obligations for the next twelve months.  However, if the funding does not arrive, the Company may not be able to meet its obligations as they become due.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. The Company’s rent expense for the years ended December 31, 2020 and 2019 was $28,535.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	64	Chairman of the Board, President, CEO, CFO
Walter Messier	65	Treasurer, Secretary
Virginia Orndorff	70	Director
Mark Boggess	60	Director

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

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

Steve B. Warnecke was appointed Chief Financial Officer, Treasurer, Secretary and member of the board of directors of the Company on June 6, 2014, and became its principal executive officer as President, Chief Executive Officer and Chairman of the Board on October 1, 2014. Mr. Warnecke has served as a member of the board of directors of Evolutionary Genomics since September 2010 and was appointed as Chief Executive Officer in November 2010. Mr. Warnecke has served part-time roles as Chairman of the Board of Directors and Chief Financial Officer for VetDC, Inc. since November 2012, President of CereScan Corp from November 2016 to August 2018 and Chairman of the Pink Lightning Foundation (supporting Children’s Hospitals and cystic fibrosis research) since November 2011. He has also served as Senior Vice-President of Children’s Hospital Colorado Foundation from 2003 through January 2017 and been a member of the Board of Directors of CereScan from 2014 to 2019. Previously, Mr. Warnecke served as Lead Independent Director and Audit Committee Chair for Evolving Systems, Inc. (NASDAQ: EVOL, an international telecom software company) from 2003 to 2011, as Chief Financial Officer of Targeted Medical Pharma, Inc. in 2011, as Chief Financial Officer and member of the Board of Directors for Bacterin International, Inc. (NASDAQ: BONE), a biologics and medical device company from 2008 to 2010, member of the Board of Directors of Emmaus Life Sciences, Inc. in 2011, member of the Board of Directors of Boppy Company from 2005 to 2008, Senior Vice-President of Strategic Planning for First Data/Western Union (NYSE: FDC) from 2001 to 2002 and Chief Financial Officer for Frontier Airlines (former NASDAQ company acquired by Republic Airways) from 1999 to 2001. Mr. Warnecke graduated from the University of Iowa with a BBA in Accounting, Finance and Management and passed the Certified Public Accountant exam in 1979.

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

Mark Boggess, Ph.D. was appointed as a director of the Company on October 1, 2014. He has served as a director of Evolutionary Genomics since 2010. Dr. Boggess has a diverse background in the animal sciences and animal industries. Born and raised on a typical Iowa farm, he served as a swine and beef cattle extension specialist with the University of Idaho in Twin Falls from 1990 to 1994 he was responsible for all swine extension and educational programming and served as the animal breeding resource specialist for the University beef extension team. From 1994 to 2004, Dr. Boggess served as President of Salmon Creek Farms, LLC where he was responsible for development of the Salmon Creek Farms Natural Pork program and branded product line, at Independent Meat Company in Twin Falls, ID. From 2004 to 2009, Dr. Boggess assumed the position of Director of Animal Science for the National Pork Board where he was responsible for program direction and industry funding coordination for research in pork quality; nutritional efficiency; sow lifetime productivity; genomics-genetics; alternatives to antimicrobials; production-management systems and bio-technology. Dr. Boggess also served as the National Pork Board liaison for animal science to producers, academia, media, regulators and the National Pork Producers Council and directed numerous pork industry based advisory groups. From 2009 to 2014, Dr. Boggess served as the National Program Leader for Food Animal Production and the National Program Leader for Pasture, Forage and Rangeland Systems for the USDA Agriculture Research Service in Beltsville, Maryland. In this role, Dr. Boggess directed ARS research for diverse programs in genetics and genomics, nutrition, reproductive physiology, animal welfare and meat quality. Dr. Boggess also directed research to improve pasture and rangeland management practices and land-use strategies, improve and restore the ecology of western rangelands and improve the capacity and efficiency of forage-based food animal production systems. Currently, Dr. Boggess serves as the Director of the U.S. Dairy Forage Research Center in Madison, WI. The USDFRC is unique in the world in that research programs are fully integrated and include research and expertise in soil science/ecology, forage breeding and management, forage handling and environmental engineering, animal nutrition, animal genetics/genomics, nutrient cycling/waste management, and dairy systems sustainability and management. In this role Dr. Boggess manages and directs the research programs for 21 scientists and approximately 75 support staff. The USDFRC includes two research farms in rural Wisconsin as well as offices and laboratories on the campus of the University of Wisconsin. Dr. Boggess attended Iowa State University receiving a BS degree in Animal Science in 1983. After receiving an MS degree from Cornell University with a major in Animal Breeding in 1985, Dr. Boggess returned to Iowa State University, receiving his PhD in 1990, also in Animal Breeding.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2020	$150,000	$50,000	$—	$10,000	$210,000
Chief Executive Officer	2019	$150,000	$—	$151,846	$10,000	$311,846
Chairman of the Board	2018	$150,000	$—	$—	$10,000	$160,000

Walter Messier	2020	$150,000	$50,800	$—	$—	$200,800
Chief Technology Officer	2019	$150,000	$—	$310,598	$—	$460,598
Secretary	2018	$150,000	$—	$—	$—	$150,000

Virginia Orndorff	2020	$—	$—	$—	$10,000	$10,000
Director	2019	$—	$—	$46,890	$10,000	$56,890
	2018	$—	$—	$—	$10,000	$10,000

Mark Boggess	2020	$—	$—	$—	$10,000	$10,000
Director	2019	$—	$—	$46,590	$10,000	$56,590
	2018	$—	$—	$—	$10,000	$10,000

The Company had no employment agreements as of December 31, 2020 and paid $10,000 in cash compensation to each to its directors during the years ended December 31, 2020 and 2019. During the year ended December 31, 2019, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess, 300,000 shares to Walter Messier and 150,000 shares to Steve Warnecke. The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual.  The value of the option awards was estimated using the Black-Scholes option pricing model.  The valuation assumptions used in the valuation of options granted may be found in the Notes to our financial statements included in this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2020 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

	Number of		Percentage
	Shares Owned		of Shares
Name and Address	or Controlled		Owned

Steve B. Warnecke	1,902,088	(1)	29.45%
1026 Anaconda Drive
Castle Rock, CO 80108

Virginia Orndorff	119,204	(2)	1.85%
1026 Anaconda Drive
Castle Rock, CO 80108

Mark Boggess	26,000	(3)	0.40%
1026 Anaconda Drive
Castle Rock, CO 80108

Walter Messier	160,615	(4)	2.49%
1026 Anaconda Drive
Castle Rock, CO 80108

All Officers and Directors as a Group	2,207,907		34.18%

———————

(1)

Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company.  Mr. Warnecke holds options for 66,667 shares exercisable at $.55 per share, 100,000 shares exercisable at $3.30 per share and 150,000 shares exercisable at $1.65 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2020 and 2019 for professional services rendered by our principal accountant, Plante & Moran PLLC for the audit of our annual financial statements and quarterly reviews were $42,000 and $42,569, respectively.

Audit Related Fees

The Company incurred no fees for the years ended December 31, 2020 and 2019 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended December 31, 2020 and 2019.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)

The following Exhibits are filed as part of this registration statement unless otherwise indicated:

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC	10-K	3/5/2015	10.1
3.1	Form of Amended and Restated Articles of Incorporation	8-K	10/23/2015	3.1
3.2	Bylaws of the Company	10	9/23/2010	3.2
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock	8-K	2/25/2016	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock	10-K	3/30/20	3.4
4.1	Specimen Stock Certificate	8-K	10/23/2015	4.1
10.1	Equity Incentive Plan	S-4	4/2/2015	10.1
10.2	Tennessee State University Agreement	S-4/A	7/2/2015	10.2
10.3	Tennessee State University Amendment	S-4/A	7/2/2015	10.3
10.4	Fee for Services Agreement University of Missouri	S-4/A	7/2/2015	10.4
10.5	Contract for Services University of Missouri	S-4/A	7/2/2015	10.5
10.6	Bill and Melinda Gates Foundation MSA	S-4/A	7/2/2015	10.6
10.7	Bill and Melinda Gates Foundation WO 1	S-4/A	7/2/2015	10.7
10.8	State of Colorado Grant Agreement	10-K	2/19/2016	10.8
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract	10-K	2/10/2017	10.9
10.10	Amendment 2 to the UM Zhang Sponsored Research Contract	10-K	2/10/2017	10.10
10.11	Wisconsin Crop Innovation Center Service Agreement and Amendment	10-K	4/1/2019	10.11
10.12	State of Colorado Grant Agreement	10-K	4/1/2019	10.12
10.13	Notice of Termination–Sponsored Research Agreement	10-K	3/30/2020	10.13
10.14	Development and Commercialization Agreement, dated August 19, 2020, by and between EG Crop Science, Inc. and Dole Food Company, Inc.	10-Q	11/13/2020	10.1
10.15	Standard Research Agreement, dated September 15, 2020, by and between the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Madison and EG Crop Science, Inc.	10-Q	11/13/2020	10.2
21.1	Subsidiaries of Evolutionary Genomics, Inc.	10-K	3/5/2018	21.1
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on March 31, 2021.

EVOLUTIONARY GENOMICS, INC.

March 31, 2021	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 31, 2021
Steve B. Warnecke

/s/ Virginia Orndorff	Director	March 31, 2021
Virginia Orndorff

/s/ Mark Boggess	Director	March 31, 2021
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Evolutionary Genomics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Controls and Procedures – Material Weakness – Refer to Item 9A to the form 10-K

Critical Audit Matter Description

Management has identified the following control deficiencies: (1) the Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. (2) The Company uses accounting software that neither prevent erroneous or unauthorized changes to previous reporting periods or provide an adequate audit trail of entries made in the accounting software. (3) Due to the size of the Company and limited personnel, the Company has not hired an individual with the appropriate level of knowledge, experience and training in financial reporting.

Given these deficiencies in the lack of proper segregation of duties, weakness within accounting software, and lack of technical accounting expertise which have a pervasive impact to all financial account balances and disclosures, a significant change in our audit plan was required with an increase in audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to mitigating the risks of the internal control deficiencies include the following:

•

Performed a primarily substantive audit over significant account balances and disclosures. Utilized original source documents for audit evidence, rather than system reports or other information.

•

Performed additional procedures to mitigate any increased fraud risks, including:

1) lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used,

2) increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively,

3) for technical accounting related matters, we consulted with our firm’s subject matter experts on complex and/or judgmental accounting matters,

4) utilized experienced staff on the engagement team and emphasized on heightened fraud risks with the team members, and

5) performed procedures in verifying the accuracy and completeness for disbursements transactions, inclusive of any potential related party considerations.

Dole Contract and Intangible Assets – Refer to Note 2, 6, and 8

Critical Audit Matter Description

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (DCA) with Dole Food Company (Dole) for the development of their banana genes which provides for payments to the Company for both working capital and reimbursement of costs incurred under a research and development agreement.

The DCA was evaluated under both ASC 808, Collaborative Arrangements, and ASC 606, Revenue from Contracts with Customers, to determine the proper accounting model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the DCA include the following:

•

Gained an understanding of the Company’s internal control over financial reporting to identify the types of potential misstatement, assessed the factors that affect the risks of material misstatement, and designed further audit procedures.

•

Obtained management’s analysis of the DCA which was prepared by a third-party specialist.

•

Reviewed the related contracts and assessed managements application of the appropriate accounting guidance in their evaluation.

•

Involved an internal technical accounting specialist to evaluate alternative views and any contrary or corroborative evidence associated with management’s evaluation.

We have served as the Company’s auditor since 2014.

/s/   Plante & Moran, PLLC

Denver, Colorado

March 31, 2021

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019

ASSETS

Current assets
Cash	$215,836	$45,441
Accounts receivable	—	6,845
Investments	—	41,694
Prepaid expenses	61,757	24,183
Total current assets	277,593	118,163

Non-current assets
Property and equipment, net	50,763	88,882
Intangible assets, net	3,664,343	4,035,592
Total non-current assets	3,715,106	4,124,474
Total assets	$3,992,699	$4,242,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,164	$19,415
Total current liabilities	3,164	19,415

Long-term liabilities
Notes payable	2,245,831	—
Deferred tax liability	—	987,353
Total liabilities	2,248,995	1,006,768
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at December 31, 2020 and 2019
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
December 31, 2020 and 2019; liquidation
preference at December 31, 2020 of $4,222,606	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at December 31,
2020 and 2019; liquidation preference at December 31, 2020 of $583,216	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' equity
Preferred Stock	1,236,228	950,661
Common Stock, $0.001 par value; 780,000,000 shares authorized,
5,881,898 shares issued and outstanding at December 31, 2020 and 2019	5,882	5,882
Additional paid-in capital	12,015,552	12,081,401
Accumulated deficit	(15,083,552)	(13,371,669)
Total stockholders' (deficit) equity	(1,825,890)	(333,725)
Total liabilities and stockholders' (deficit) equity	$3,992,699	$4,242,637

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

	2020	2019

Grant revenue	$12,500	$122,686

Operating expenses
Research and development	1,793,145	472,613
Salaries and benefits	495,518	205,828
General and administrative	603,632	219,070
Total operating expenses	2,892,295	897,511

Operating loss	(2,879,795)	(774,825)

Other income (expenses):
Investment income	372	98
Loan forgiveness	74,268	—
Gain on investments	105,919	13,494
Total other income	180,559	13,592
Loss before income taxes	(2,699,236)	(761,233)
Income tax (expense) benefit	987,353	(31,907)
Net loss	(1,711,883)	(793,140)
Preferred stock dividend	(285,567)	(269,379)
Net loss attributable to common stockholders	$(1,997,450)	$(1,062,519)

Net loss per common share, basic and diluted	$(0.34)	$(0.18)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statement of Stockholders' Deficit

	Twelve Months Ended December 31, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)
Stock compensation	—	$—	$—	$54,930	$—	$54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	535,885	535,885
Balance, September 30, 2020	5,881,898	$5,882	$1,164,836	$12,032,015	$(13,372,398)	$(169,665)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(1,711,154)	(1,711,154)
Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)

	Twelve Months Ended December 31, 2019
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	(Deficit) Equity

Balance, December 31, 2018	5,881,898	$5,882	$681,282	$12,294,952	$(12,578,529)	$403,587
Stock compensation	—	—	—	17,278	—	17,278
Preferred stock dividends	—	—	60,591	(60,591)	—	—
Net loss	—	—	—	—	(208,797)	(208,797)
Balance, March 31, 2019	5,881,898	$5,882	$741,873	$12,251,639	$(12,787,326)	$212,068
Stock compensation	—	—	—	4,563	—	4,563
Preferred stock dividends	—	—	66,004	(66,004)	—	—
Net loss	—	—	—	—	(189,363)	(189,363)
Balance, June 30, 2019	5,881,898	$5,882	$807,877	$12,190,198	$(12,976,689)	$27,268
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(162,873)	(162,873)
Balance, September 30, 2019	5,881,898	$5,882	$879,269	$12,118,806	$(13,139,562)	$(135,605)
Stock compensation	—	—	—	33,987	—	33,987
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(232,107)	(232,107)
Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(1,711,883)	$(793,140)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	409,368	40,721
Stock-based compensation	219,718	55,828
Gain on investments	(105,919)	(13,494)
PPP loan forgiveness	(74,268)
Deferred income taxes	(987,353)	31,907
Changes in operating assets and liabilities:
Accounts receivable	6,845	33,594
Prepaid expenses	(37,574)	(811)
Accounts payable and accrued expenses	(16,251)	19,415
Net cash used in operating activities	(2,297,317)	(625,980)

Cash flows from investing activities:
Proceeds from sale of investments	147,613	—
Net cash provided by investing activities	147,613	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,095,831	—
Proceeds from EIDL and PPP loans	224,268	—
Proceeds from issuance of preferred stock	—	540,015
Net cash provided by financing activities	2,320,099	540,015

Net change in cash	170,395	(85,965)

Cash, beginning of period	45,441	131,406

Cash, end of period	$215,836	$45,441

Supplemental cash flow information
Preferred stock dividend accrual	$285,567	$269,379

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

These consolidated financial statements have been prepared on the basis of going concern.  Management’s plans to address the Company’s liquidity are discussed further in Note 14.

Cash: The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash.

Investment: The Company’s short-term investment was comprised of equity securities and are carried at their fair value based on the quoted market prices of the securities at December 31, 2019. Net realized and unrealized gains and losses on investments are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2020 and 2019.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the years ended December 31, 2020 and 2019.

Revenue Recognition: Grant revenue consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us. However, these amounts are subject to change upon review by federal and non-profit foundations prior to receipt of invoice amounts submitted. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2020 and 2019, a full valuation allowance has been established on the net deferred tax asset.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments.  We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period.  We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2020, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive. For the year ended December 31, 2019, common stock equivalents including 577,063 shares of Series A-1 convertible preferred stock, 102,860 shares of Series A-2 convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,884 shares of common stock were excluded because their effect was anti-dilutive.

Note 3: New Accounting Standards

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that reporting period and is not expected to have an impact on the Company’s consolidated financial statements.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

During the year ended December 31, 2020, the Company sold all its investments, realizing a net gain on sale of $105,919 for the year ended December 31, 2020.  The following table presents the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2019, by level within the fair value hierarchy:

	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019
Investments	$41,694	$41,694	$—	$—
	$41,694	$41,694	$—	$—

For the Company’s Level 1 measures, which represent common stock in publicly traded companies, fair value is based on the last closing trade occurring on, or closest to, the respective period end date. The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at December 31, 2020 and 2019, due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	December 31,	December 31,
	2020	2019
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(452,902)	(414,783)
Property and equipment, net	$50,763	$88,882

Depreciation expense for the years ended December 31, 2020 and 2019 was $38,119.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	December 31,	December 31,
	2020	2019
Acquired research in progress	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(404,298)	(33,049)
Intangible assets, net	$3,664,343	$4,035,592

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2021	$1,006,751
December 31, 2022	1,006,751
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
Thereafter	3,383
Total	$3,664,343

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Amortization expense for the acquired research in progress and patents during the year ended December 31, 2020 and 2019 was $371,248 and $2,602, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. With the banana development project contract in place and the expected marketing of our soybean genes in mid-2021, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $65,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

Note 7: Income Taxes

Income tax expense from continuing operations consists of the following:

	December 31,	December 31,
	2020	2019
Current income tax expense/(benefit)
Federal	—	—
State	—	—
Total current income tax expense/(benefit)	—	—
Deferred income tax expense/(benefit)
Federal	(840,812)	27,096
State	(146,541)	4,811
Total deferred tax expense/(benefit)	(987,353)	31,907

Total income tax expense/(benefit)	(987,353)	31,907

Items accounting for the differences between income taxes at statutory income tax rates and the actual effective rate are as follows:

Year Ended December 31,	2020	2019
Federal Statutory Rate	21.00%	21.00%
Effective State Rate	3.66%	3.66%
Incentive Stock Options	-2.01%	-1.81%
PPP Forgiveness	0.68%	0.00%
Officers Life Insurance	-0.01%	-0.04%
Meals And Entertainment	0.00%	-0.01%
Organizational Costs	0.00%	0.00%
R&D Credit	0.91%	4.61%
Change In Valuation Allowance	11.57%	-25.96%
Prior Year Adjustments	0.91%	-4.09%
Other	-0.14%	-1.55%
Effective Rate	36.57%	-4.19%

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The components of deferred income tax assets and liabilities were as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Loss carryforwards	2,585,042	1,933,118
Marketable securities	—	121,212
Non-qualified stock options	—	—
R&D Credits	378,524	329,186
Less valuation allowance	(2,060,283)	(2,372,656)
Deferred tax assets	903,283	10,860

Deferred tax liabilities
Depreciation/amortization	(6,087)	(10,860)
Intangible assets	(897,196)	(987,353)
Deferred tax liabilities	(903,283)	(998,213)

Totals	—	(987,353)

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

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2020 and 2019.  The change in the valuation allowance during the years ended December 31, 2020 and 2019 was an  increase/(decrease) of ($312,000) and $198,000, respectively. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2020 and 2019, the Company maintained net operating loss (“NOL”) carryforwards of approximately $10,483,000 and $7,839,000. Use of NOL carryforwards are limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding year(s). A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. The NOL carryforwards expire at various intervals through 2037, except the NOLs from tax years beginning after December 31, 2017, which have no expiration date. In addition, the Company has R&D credits of $379,000 that will expire at various intervals through 2039.

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

Note 8: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program:  On April 17, 2020, the Company received $71,268 in proceeds from the SBA Paycheck Protection Program, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES).  Under the program, the Company, on December 23, 2020, received forgiveness of the debt from the SBA based on the use of the proceeds over the 24-week period following funding of the loan.  Loan forgiveness was recorded as cancellation of debt income in other operating (income) expense on the consolidated statement of operations.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Although management considers it probable that the Company was initially eligible for the loan and subsequent forgiveness, the SBA has the ability to review the Company’s loan file for a period subsequent to the date the loan was forgiven and could request additional documentation to support the Company’s initial eligibility for the loan and request for loan forgiveness. In the event the SBA subsequently determines the Company did not meet the initial; eligibility requirements for the PPP loan or did not qualify for loan forgiveness, the SBA may pursue legal remedies at its discretion.

SBA Economic Injury Disaster Loan:  On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program.  Installment payments, including interest at the rate of 3.75% per annum, of $731 monthly over thirty years from the date of the promissory note will begin twelve months from the date of the promissory note (June 5, 2021).  The Company granted to the SBA a continuing security interest in all tangible and intangible personal property.  The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA.  As of December 31, 2020, the Company recognized $2,261 of accrued interest on the note.

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

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000.  Upon receipt of $800,000 on August 26, 2020 and $1,295,831 on December 29, 2020, the Company executed the notes under this DCA and recorded them as long-term notes payable for financial statement purposes.  The notes are non-interest bearing and allow Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes.  Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

Note 9: Stockholders’ Equity and Warrants

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of December 31, 2020 and 2019, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2020, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2020, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of December 31, 2020, there were $1,236,228 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Warrants: As of December 31, 2020 and 2019, the Company had outstanding warrants to purchase 0 and 110,884 shares, respectively of the Company’s Common Stock. The following table summarizes the status of the Company’s aggregate warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)

Balance, January 1, 2019	110,884	$6.60	1.87
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Balance, December 31, 2019	110,884	$6.60	0.87
Granted	—	—	—
Exercised	—	—	—
Expired	(110,884)	6.60	—
Balance, December 31, 2020	—	$—	—

Note 10: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For years ended December 31, 2020 and 2019, the Company recorded compensation costs for stock options of $219,718 and $55,828, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the year ended December 31, 2020 and 640,000 during the year ended December 31, 2019.

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

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2019	566,667	$2.33	5.95
Granted	640,000	1.54	9.83
Exercised	—	—	—
Cancelled	(125,000)	3.00	7.00

Balance, December 31, 2019	1,081,667	$1.74	7.67

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2020	1,081,667	$1.74	6.67	$—

Exercisable at December 31, 2020	688,332	$1.85	5.44	$102,667

During the years ended December 31, 2020 and 2019, options for 179,999 and 183,333 shares vested, respectively. As of December 31, 2020, there was $405,449 unrecognized compensation cost related to share-based compensation arrangements that will be recognized over the next two years.

Note 11: Commitments and Contingencies

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2020 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2020. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2020 and 2019 was $28,535.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2020, thus limiting any future royalties as of December 31, 2020 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2020 and 2019 because it has not received any revenue from the sale of products to date.

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Other Commitments: On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes.  The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project.  These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

Note 12: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,902,088 shares or 29.45% of the Common Stock outstanding as of December 31, 2020.

During the year ended December 31, 2020, Steve Warnecke advanced the Company $27,350 as a short-term loan which was repaid during the year ended December 31, 2020.

Note 13: Concentrations

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

Note 14: Liquidity

As of December 31, 2020, the Company had $215,836 in bank accounts and during 2020 used $2,297,317 of cash in operations.  The Company’s current projections for 2021 requires cash of $1,351,436.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these factors, management believes that it will secure additional funding to meet prospective cash requirements.  Management believes the Company’s existing cash balances along with funding from our agreement with Dole, prospective funding from marketing additional genes and additional contributions from our largest shareholder will provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be more than enough to cover our obligations for the next twelve months.  However, if the funding does not arrive, the Company may not be able to meet its obligations as they become due.