Form 10-Q
period 2021-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2021-05-13
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification N)

1026 Anaconda Drive, Castle Rock CO 80108

(Address of Principal Executive Office)

Registrants telephone number, including area code: (720) 900-8666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2021, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$97,558	$215,836
Prepaid expenses	58,292	61,757
Total current assets	155,850	277,593

Non-current assets
Property and equipment, net	42,747	50,763
Intangible assets, net	3,412,656	3,664,343
Total non-current assets	3,455,403	3,715,106
Total assets	$3,611,253	$3,992,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,135	$3,164
Total current liabilities	4,135	3,164

Long-term liabilities
Notes payable	2,322,226	2,245,831
Total liabilities	2,326,361	2,248,995
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at March 31, 2021 and December 31, 2020
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
March 31, 2021 and December 31, 2020; liquidation
preference at March 31, 2021 of $4,272,380	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at
March 31, 2021 and December 31, 2020; liquidation
preference at March 31, 2021 of $622,457	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' deficit
Preferred Stock	1,307,620	1,236,228
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898
shares issued and outstanding at March 31, 2021 and December 31, 2020	5,882	5,882
Additional paid-in capital	11,999,090	12,015,552
Accumulated deficit	(15,597,294)	(15,083,552)
Total stockholders' deficit	(2,284,702)	(1,825,890)
Total liabilities and stockholders' deficit	$3,611,253	$3,992,699

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2021 and 2020

(unaudited)

	2021	2020

Grant revenue	$—	$12,500

Operating expenses
Research and development	96,815	93,222
Salaries and benefits	92,430	92,430
General and administrative	324,605	56,665
Total operating expenses	513,850	242,317

Operating loss	(513,850)	(229,817)

Other income (expenses):
Investment income	108	1
Unrealized loss on investments	—	(12,000)
Total other income (expenses)	108	(11,999)
Loss before income taxes	(513,742)	(241,816)
Income taxes	—	—
Net loss	(513,742)	(241,816)
Preferred stock dividend	(71,392)	(71,391)
Net loss attributable to common stockholders	$(585,134)	$(313,207)

Net loss per common share, basic and diluted	$(0.10)	$(0.05)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Three Months Ended March 31, 2021
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)

	Three Months Ended March 31, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2021 and 2020

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(513,742)	$(241,816)
Adjustments to reconcile net loss to net
cash flows from operating activities
Depreciation and amortization	259,703	10,180
Stock-based compensation	54,930	54,930
Unrealized loss on investments	—	12,000
Changes in operating assets and liabilities:
Accounts receivable	—	6,845
Prepaid expenses	3,465	8,913
Accounts payable and accrued expenses	971	114,160
Cash flows from operating activities	(194,673)	(34,788)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	76,395	—
Cash flows from financing activities	76,395	—

Net change in cash	(118,278)	(34,788)

Cash, beginning of period	215,836	45,441

Cash, end of period	$97,558	$10,653

Supplemental cash flow information
Preferred stock dividend accrual	$71,392	$71,391

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

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

In the past, the Company performed research on behalf of governmental organizations, non-profit foundations and commercial entities and received revenue from grants and commercial research contracts. We have not received any revenue from these grant arrangements since early 2020. The Company now focuses on research projects that may lead to long-term licensing arrangements with agricultural seed companies and crop producers as with our soybean and banana projects. These projects take several years to develop, and successful commercialization may take many years to produce license royalty payments. Our banana project, in cooperation with Dole Food Company is an example that has resulted in notes payable funding for the development phase of our banana genes and may result in a long-term royalty bearing license once the development phase is complete.

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

These consolidated financial statements have been prepared on the basis of going concern. Management’s plans to address the Company’s liquidity are discussed further in Note 13.

Cash: The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less when purchased to be cash.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided for by the straight-line method over three- to seven-year estimated useful lives for software, furniture and fixtures and equipment. Maintenance and repairs are expensed as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2021 and 2020.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the three months ended March 31, 2021 and 2020.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2021 and December 31, 2020, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive. For the three months ended March 31, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

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

The carrying value of financial instruments, including cash, receivables, accounts payable, and accrued expenses, approximates their fair value at March 31, 2021 and December 31, 2020, due to the relatively short-term nature of these instruments.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2021	2020
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(460,918)	(452,902)
Property and equipment, net	$42,747	$50,763

Depreciation expense for the three months ended March 31, 2021 and 2020 was $8,016 and $9,529, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2021	2020
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(655,985)	(404,298)
Intangible assets, net	$3,412,656	$3,664,343

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2021	$755,064
December 31, 2022	1,006,751
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
Thereafter	3,383
Total	$3,412,656

Amortization expense for the acquired research in progress and patents during the three months ended March 31, 2021 and 2020 was $251,687 and $651, respectively.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”): On February 22, 2021, the Company received $76,395 in proceeds from the PPP, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES). Under the program, the Company may apply for forgiveness of the debt based on the use of the proceeds over an 8-week or a 24-week period following funding of the loan. To the extent that the loan is not forgiven, the loan accrues interest at 1 percent and has monthly payments of $1,792.53 starting July 22, 2022. The Company expects this loan to be forgiven within the year ending December 31, 2021 after it meets the requirements of the forgiveness provisions.

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program. Installment payments, including interest at the rate of 3.75% per annum, of $731 monthly over thirty years from the date of the promissory note will begin twelve months from the date of the promissory note (June 5, 2022). The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of March 31, 2021, the Company recognized $4,135 of accrued interest on the note.

Dole Food Company:

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) for the development of our banana genes. The DCA provides for payments from Dole to the Company of $800,000 upon execution, $800,000 by the twelve-month anniversary (August 19, 2021), $250,000 by the thirty-six month anniversary and $250,000 by the forty-eight month anniversary. Dole will also reimburse the Company for costs incurred at the University of Wisconsin-Madison (“UW”) not to exceed $2,200,000 in coordination with the Standard Research Agreement that the Company entered into with UW on September 18, 2020. The agreement with UW includes payments from the Company to UW in the amount of $2,159,719 over the two-year expected term of the project. If the UW research is successful, Dole expects to incur costs of approximately $750,000 to perform field trials.

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of March 31, 2021 and December 31, 2020, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2021, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of March 31, 2021, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of March 31, 2021, there were $1,307,620 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For three months ended March 31, 2021 and 2020, the Company recorded compensation costs for stock options of $54,930. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the three months ended March 31, 2021 and 2020.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2020	1,081,667	$1.74	6.67

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, March 31, 2021	1,081,667	$1.74	6.42	$—

Exercisable at March 31, 2021	688,332	$1.85	5.19	$65,333

During the three months ended March 31, 2021 and 2020, options for 0 and 0 shares vested, respectively. As of March 31, 2021 there was $350,520 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2022.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2021 and 2020 was $7,134.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 AND 2020 (Unaudited)

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2021, thus limiting any future royalties as of March 31, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2021 because it has not received any revenue from the sale of products to date.

Other Commitments: On September 18, 2020, the Company entered into a Standard Research Agreement with UW for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,902,088 shares or 29.45% of the Common Stock outstanding as of March 31, 2021.

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

Note 13: Liquidity

As of March 31, 2021, the Company had $97,558 in bank accounts. The Company’s current projections for cash required in operations over the twelve months ending March 31, 2022 is $1,323,669. This raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Company Overview

Evolutionary Genomics, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Company reincorporated in the state of Nevada and merged with its wholly-owned subsidiary, Fona, Inc., adopting the surviving company’s name, Fona, Inc. and simultaneously adopted the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof.

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

Advances in genetic research and modification of crop species have led to increased yield, drought tolerance and disease/pest resistance. These advances have also led to an increased concentration within the providers of seed and seedling plants to crop producers. The top seed and plantlet providers control much of the implementation of new crop varieties through patents and licensing agreements. Genetic traits providers, like Evolutionary Genomics, identify and develop genes that impact traits of interest to the industry and market those genes to these companies.

The single most valuable step in the process of crop improvement is the identification of the key genes that have the desired impact. EG set out to find genes in soybeans that impact pest and disease resistance. We identified two that showed promise and, in hairy root assays on one of these genes, EG261, at the University of Wisconsin – Madison, proved that EG261 impacted resistance. When we discussed these results with the larger seed companies, they indicated interest but wanted to see two generation, whole plant testing results before entering licensing negotiations. We have engaged the University of Missouri and the University of Wisconsin’s Wisconsin Crop Innovation Center (“UW”) to independently perform these validation studies for us.

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

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017 and March 3, 2020, the United States Patent and Trademark Office issued additional patents which extended the previous patent to include additional variations of the gene. During 2017, the Company was issued similar patents in Canada, Brazil and China and has additional patents pending in Argentina and India. On January 15, 2021, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19, and has included that gene in its ongoing two generation, whole plant validation research. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

We entered into a Service Agreement with UW under which they transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. UW grew events from seven constructs of EG261 and EG19 in their greenhouses. These plants were harvested in May 2020 for generation T2 seeds. The seeds were transferred to the University of Missouri and testing began in November 2020. We have completed three cycles of planting, growing and testing and expect to complete another two to three cycles by late summer 2021. The results of the second cycle were discarded because of process issues but the results of the other two cycles were very promising with significant improvement in disease resistance observed in plants transformed with our genes.

If results from the next two or three cycles confirm these findings, the Company intends to enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.

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

These and other risk factors are discussed in more detail in our 10-K filing dated March 31, 2021.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of March 31, 2021 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended March 31,
	2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$12,500	100.0%
Research and development	96,815	N/A	93,222	745.8%
Salaries and benefits	92,430	N/A	92,430	739.4%
General and administrative	324,605	N/A	56,665	453.3%
Total operating expenses	513,850	N/A	242,317	1938.5%
Operating (loss)	(513,850)	N/A	(229,817)	(1838.5)%
Other income and (expenses)	108	N/A	(11,999)	(96.0)%
Income Taxes	—	N/A	—	0.0%
Net loss	$(513,742)	N/A	$(241,816)	(1934.5)%
Preferred stock dividend	(71,392)	N/A	(71,391)	(571.1)%
Net loss attributable to common stockholders	$(585,134)	N/A	$(313,207)	(2505.7)%

Grant Revenue

Grant revenue decreased $12,500, or 100.0%, to $0 for the three months ended March 31, 2021 from $12,500 for the three months ended March 31, 2020. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Operating Expenses

Operating expenses increased $271,533, or 112.1% to $513,850 for the three months ended March 31, 2021 from $242,317 for the three months ended March 31, 2020. Changes in these items are described below.

Research and Development

Research and development increased $3,593, or 3.9%, to $96,815 for the three months ended March 31, 2021 from $93,222 for the three months ended March 31, 2020. The increase was primarily due to increased costs for our banana disease resistance project.

Salaries and Benefits

Salaries and benefits was unchanged at $92,430 for the three months ended March 31, 2021 and 2020.

General and Administrative

General and administrative expenses increased $267,940, or 472.8%, to $324,605 for the three months ended March 31, 2021 from $56,665 for the three months ended March 31, 2020. The increase was primarily due to the amortization of our research in progress which was placed into service August 19, 2020.

Other Income

Total other income increased $12,107, or 100.9%, to $108 for the three months ended March 31, 2021 from ($11,999) for the three months ended March 31, 2020. The loss in the three months ended March 31, 2020 was due to an unrealized loss in our investments which were sold in December 2020.

Net Loss

Net loss increased $271,926, or 112.5%, to $513,742 for the three months ended March 31, 2021 from $241,816 for the three months ended March 31, 2020. The increase was primarily due to the amortization of our research in progress and decrease in grant revenue.

Financial Condition

The Company’s working capital decreased $122,714 to $151,715 as of March 31, 2021 from $274,429 as of December 31, 2020 primarily due to the operating loss partially offset by proceeds of notes payable.

Liquidity

The Company has historically financed operations through debt and equity transactions. Net cash used in operating activities was $194,673 for the three months ended March 31, 2021 compared to $34,788 for the three months ended March 31, 2020. The $159,885, or 459.6%, increase was primarily due to the increased net operating loss and a decrease in accounts payable outstanding. Net cash provided from financing activities was $76,395 from notes payable from the PPP loan in the three months ended March 31, 2021. As of March 31, 2021, the Company had $97,558 in bank accounts. The Company’s current projections for cash required in operations over the twelve months ending March 31, 2022 is $1,323,669. This raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2021 and 2020 was $7,134.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2021, thus limiting any future royalties as of March 31, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2021 because it has not received any revenue from the sale of products to date.

On September 18, 2020, the Company entered into a Standard Research Agreement with UW for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

May 13, 2021

