Form 10-Q
period 2021-06-30
EVOLUTIONARY GENOMICS, INC.
filed 2021-08-06
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4220 Morningstar Drive, Castle Rock CO 80108

(Address of Principal Executive Office)

Registrants telephone number, including area code: (720) 900-8666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

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

As of June 30, 2021, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$588	$215,836
Prepaid expenses	41,293	61,757
Total current assets	41,881	277,593

Non-current assets
Property and equipment, net	34,730	50,763
Intangible assets, net	3,160,968	3,664,343
Total non-current assets	3,195,698	3,715,106
Total assets	$3,237,579	$3,992,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current liabilities
Accounts payable and accrued expenses	$129,233	$3,164
Total current liabilities	129,233	3,164

Long-term liabilities
Notes payable	2,322,226	2,245,831
Total liabilities	2,451,459	2,248,995
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value,
20,000,000 authorized at June 30, 2021 and December 31, 2020
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at
June 30, 2021 and December 31, 2020; liquidation
preference at June 30, 2021 of $4,316,508	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at
June 30, 2021 and December 31, 2020; liquidation
preference at June 30, 2021 of $632,099	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' deficit
Preferred Stock	1,379,012	1,236,228
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding at June 30, 2021 and December 31, 2020	5,882	5,882
Additional paid-in capital	11,982,627	12,015,552
Accumulated deficit	(16,150,995)	(15,083,552)
Total stockholders' deficit	(2,783,474)	(1,825,890)
Total liabilities and stockholders' deficit	$3,237,579	$3,992,699

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Grant revenue	$—	$—	$—	$12,500

Operating expenses
Research and development	136,199	167,526	233,014	260,748
Salaries and benefits	92,429	93,229	184,859	185,659
General and administrative	325,079	49,842	649,684	106,507
Total operating expenses	553,707	310,597	1,067,557	552,914

Operating loss	(553,707)	(310,597)	(1,067,557)	(540,414)

Other income
Investment income	6	—	114	1
Unrealized gain on investments	—	15,799	—	3,799
Total other income	6	15,799	114	3,800
Loss before income taxes	(553,701)	(294,798)	(1,067,443)	(536,614)
Income taxes	—	—	—	—
Net loss	(553,701)	(294,798)	(1,067,443)	(536,614)
Preferred stock dividend	(71,392)	(71,392)	(142,784)	(142,783)
Net loss attributable to common stockholders	$(625,093)	$(366,190)	$(1,210,227)	$(679,397)

Net loss per common share, basic and diluted	$(0.11)	$(0.06)	$(0.21)	$(0.12)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Six Months Ended June 30, 2021
				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(553,701)	(553,701)
Balance, June 30, 2021	5,881,898	$5,882	$1,379,012	$11,982,627	$(16,150,995)	$(2,783,474)

	Six Months Ended June 30, 2020
				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,067,443)	$(536,614)
Adjustments to reconcile net loss to net ash flows from operating activities
Depreciation and amortization	519,408	20,361
Stock-based compensation	109,859	109,859
Unrealized gain on investments	—	(3,799)
Changes in operating assets and liabilities:
Accounts receivable	—	6,845
Prepaid expenses	20,464	5,921
Accounts payable and accrued expenses	126,069	130,169
Cash flows from operating activities	(291,643)	(267,258)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	76,395	224,268
Cash flows from financing activities	76,395	224,268

Net change in cash	(215,248)	(42,990)

Cash, beginning of period	215,836	45,441

Cash, end of period	$588	$2,451

Supplemental cash flow information
Preferred stock dividend accrual	$142,784	$142,783

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 AND 2020 (Unaudited)

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

Note 2: Summary of Significant Accounting Policies

Basis of presentation: The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2020, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2020 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended fiscal June 30, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2021.

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

June 30, 2021 AND 2020 (Unaudited)

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the six months ended June 30, 2021 and 2020.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the six months ended June 30, 2021 and 2020.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of June 30, 2021 and December 31, 2020, a full valuation allowance has been established on the net deferred tax asset.

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

June 30, 2021 AND 2020 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the six months and three months ended June 30, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive. For the six months and three months ended June 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive.

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

June 30, 2021 AND 2020 (Unaudited)

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

The carrying value of financial instruments, including cash, receivables, accounts payable, accrued expenses, and notes payable approximates their fair value at June 30, 2021 and December 31, 2020, due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	June 30,	December 31,
	2021	2020
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(468,935)	(452,902)
Property and equipment, net	$34,730	$50,763

Depreciation expense for the six months ended June 30, 2021 and 2020 was $16,033 and $19,060, respectively.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $8,017 and $9,531, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	June 30,	December 31,
	2021	2020
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(907,673)	(404,298)
Intangible assets, net	$3,160,968	$3,664,343

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2021	$503,376
December 31, 2022	1,006,751
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
Thereafter	3,383
Total	$3,160,968

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 AND 2020 (Unaudited)

Amortization expense for the acquired research in progress and patents during the six months ended June 30, 2021 and 2020 was $503,375 and $1,301, respectively. Amortization expense for the acquired research in progress and patents during the three months ended June 30, 2021 and 2020 was $251,688 and $650, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. With the banana development project contract in place and the expected marketing of our soybean genes in fall-2021, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $33,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

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

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program. Subsequent to June 30, 2021, the Company received an additional $7,000 SBA EIDL Advance, a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,022 monthly over thirty years from the date of the original promissory note will begin on June 5, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of June 30, 2021, the Company recognized $5,542 of accrued interest on the note.

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

June 30, 2021 AND 2020 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of June 30, 2021 and December 31, 2020, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of June 30, 2021, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of June 30, 2021, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of June 30, 2021, there were $1,379,012 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For six months ended June 30, 2021 and 2020, the Company recorded compensation costs for stock options of $109,859. For three months ended June 30, 2021 and 2020, the Company recorded compensation costs for stock options of $54,929. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the six months ended June 30, 2021 and 2020.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 AND 2020 (Unaudited)

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2020	1,081,667	$1.74	6.67

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, June 30, 2021	1,081,667	$1.74	6.17	$—

Exercisable at June 30, 2021	688,332	$1.85	4.94	$130,667

During each of the six months ended June 30, 2021 and 2020, options for 0 shares vested. As of June 30, 2021 there was $295,591 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2022.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2021 and 2020 was $14,267.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 AND 2020 (Unaudited)

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of June 30, 2021, thus limiting any future royalties as of June 30, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the six months ended June 30, 2021 because it has not received any revenue from the sale of products to date.

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

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,902,088 shares or 29.45% of the Common Stock outstanding as of June 30, 2021.

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

Note 13: Liquidity

As of June 30, 2021, the Company had $588 in bank accounts. Subsequent to June 30, 2021, the Company received an additional $7,000 SBA EIDL Advance, a $50,000 increase in the SBA EIDL Loan and the $800,000 twelve-month anniversary payment under the Dole DCA. Installment payments, including interest at the rate of 3.75% per annum, of $1,022 monthly over thirty years from the date of the original promissory note will begin on June 5, 2022.

Management believes the Company’s existing cash balances along with the SBA EIDL Advance, SBA EIDL additional loan and $800,000 and contractually obligated future funding from our agreement with Dole will provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be sufficient to cover our obligations for the next twelve months.

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

We entered into a Service Agreement with UW under which they transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. UW grew events from seven constructs of EG261 and EG19 in their greenhouses. These plants were harvested in May 2020 for generation T2 seeds. The seeds were transferred to the University of Missouri and testing began in November 2020. We have completed four cycles of planting, growing and testing and expect to complete another two to three cycles by fall 2021. The results of the second cycle were discarded because of process issues but the results of other cycles were promising with improvement in disease resistance observed in plants transformed with our genes.

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

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of June 30, 2021 and leases its operating facility on a month-to-month basis after June 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$—	N/A	$—	N/A	$12,500	100.0%
Research and development	136,199	N/A	167,526	N/A	233,014	N/A	260,748	2086.0%
Salaries and benefits	92,429	N/A	93,229	N/A	184,859	N/A	185,659	1485.3%
General and administrative	325,079	N/A	49,842	N/A	649,684	N/A	106,507	852.1%
Total operating expenses	553,707	N/A	310,597	N/A	1,067,557	N/A	552,914	4423.3%
Operating loss	(553,707)	N/A	(310,597)	N/A	(1,067,557)	N/A	(540,414)	-4323.3%
Other income	6	N/A	15,799	N/A	114	N/A	3,800	30.4%
Income Taxes	—	N/A	0	N/A	—	N/A	—	0.0%
Net loss	($553,701)	N/A	($294,798)	N/A	($1,067,443)	N/A	($536,614)	-4292.9%
Preferred stock dividend	(71,392)	N/A	(71,392)	N/A	(142,784)	N/A	(142,783)	-1142.3%
Net loss attributable to common stockholders	($625,093)	N/A	($366,190)	N/A	($1,210,227)	N/A	($679,397)	-5435.2%

Grant Revenue

Grant revenue decreased $12,500, or 100.0%, to $0 for the six months ended June 30, 2021 from $12,500 for the six months ended June 30, 2020. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Grant revenue remained unchanged at $0 for the three months ended June 30, 2021 and 2020.

Operating Expenses

Operating expenses increased $514,643, or 93.1% to $1,067,557 for the six months ended June 30, 2021 from $552,914 for the six months ended June 30, 2020. Changes in these items are described below.

Operating expenses increased $243,110, or 78.3% to $553,707 for the three months ended June 30, 2021 from $310,597 for the three months ended June 30, 2020. Changes in these items are described below.

Research and Development

Research and development decreased $27,734, or 10.6%, to $233,014 for the six months ended June 30, 2021 from $260,748 for the six months ended June 30, 2020. The decrease was primarily due to decreased patent costs partially offset by an increase in costs for our soybean project.

Research and development decreased $31,327, or 18.7%, to $136,199 for the three months ended June 30, 2021 from $167,526 for the three months ended June 30, 2020. The decrease was primarily due to decreased patent costs.

Salaries and Benefits

Salaries and benefits decreased $800, or 0.4%, to $184,859 for the six months ended June 30, 2021 from $185,659 for the six months ended June 30, 2020. The decrease was primarily due to decreased payroll taxes.

Salaries and benefits decreased $800, or 0.9%, to $92,429 for the three months ended June 30, 2021 from $93,229 for the three months ended June 30, 2020. The decrease was primarily due to decreased payroll taxes.

General and Administrative

General and administrative expenses increased $543,177, or 510.0%, to $649,684 for the six months ended June 30, 2021 from $106,507 for the six months ended June 30, 2020. The increase was primarily due to the amortization of our research in progress which was placed into service on August 19, 2020.

General and administrative expenses increased $275,237, or 552.2%, to $325,079 for the three months ended June 30, 2021 from $49,842 for the three months ended June 30, 2020. The increase was primarily due to the amortization of our research in progress which was placed into service on August 19, 2020.

Other Income

Total other income decreased $3,686, or 97.0%, to $114 for the six months ended June 30, 2021 from $3,800 for the six months ended June 30, 2020. The decrease was primarily due to decreased gains in investments which were sold in December 2020.

Total other income decreased $15,793, or 100.0%, to $6 for the three months ended June 30, 2021 from $15,799 for the three months ended June 30, 2020. The decrease was primarily due to decreased gains in investments which were sold in December 2020.

Net Loss

Net loss increased $530,829, or 98.9%, to $1,067,443 for the six months ended June 30, 2021 from $536,614 for the six months ended June 30, 2020. The increase was primarily due to the amortization of our research in progress and a decrease in grant revenue partially offset by decreased patent costs.

Net loss increased $258,903, or 87.8%, to $553,701 for the three months ended June 30, 2021 from $294,798 for the three months ended June 30, 2020. The increase was primarily due to the amortization of our research in progress partially offset by decreased patent costs.

Financial Condition

The Company’s working capital decreased $361,781 to ($87,352) as of June 30, 2021 from $274,429 as of December 31, 2020 primarily due to the operating loss partially offset by proceeds of notes payable.

Liquidity

As of June 30, 2021, the Company had $588 in bank accounts. Subsequent to June 30, 2021, the Company received an additional $7,000 SBA EIDL Advance, a $50,000 increase in the SBA EIDL Loan and the $800,000 twelve-month anniversary payment under the Dole DCA. Installment payments, including interest at the rate of 3.75% per annum, of $1,022 monthly over thirty years from the date of the original promissory note will begin on June 5, 2022.

Management believes the Company’s existing cash balances along with the SBA EIDL Advance, SBA EIDL additional loan and $800,000 and contractually obligated future funding from our agreement with Dole will provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be sufficient to cover our obligations for the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through June 30, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of June 30, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the six months ended June 30, 2021 and 2020 was $14,267.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of June 30, 2021, thus limiting any future royalties as of June 30, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the six months ended June 30, 2021 because it has not received any revenue from the sale of products to date.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOLUTIONARY GENOMICS, INC.

BY:	/s/ Steve B Warnecke
Steve B Warnecke
Chief Executive Officer and Chief Financial Officer

August 6, 2021

