Form 10-Q
period 2021-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2021-11-01
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4220 Morning Star Drive, Castle Rock, CO 80108

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

As of September 30, 2021, the Registrant had 5,881,898 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 102,860 shares of Series A-2 preferred stock, $.001 par value outstanding. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash	$605,508	$215,836
Prepaid expenses	24,293	61,757
Total current assets	629,801	277,593

Non-current assets
Property and equipment, net	26,714	50,763
Intangible assets, net	2,909,280	3,664,343
Total non-current assets	2,935,994	3,715,106
Total assets	$3,565,795	$3,992,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$39,655	$3,164
Total current liabilities	39,655	3,164

Long-term liabilities
Notes payable	3,743,747	2,245,831
Total liabilities	3,783,402	2,248,995
Commitments and contingencies	—	—
Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at September 30, 2021 and December 31, 2020
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation preference at September 30, 2021 of $4,377,597	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at September 30, 2021 and December 31, 2020; liquidation preference at September 30, 2021 of $642,988	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' deficit
Preferred Stock	1,450,404	1,236,228
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding at September 30, 2021 and December 31, 2020	5,882	5,882
Additional paid-in capital	11,966,165	12,015,552
Accumulated deficit	(17,209,652)	(15,083,552)
Total stockholders' deficit	(3,787,201)	(1,825,890)
Total liabilities and stockholders' deficit	$3,565,795	$3,992,699

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Grant revenue	$—	$—	$—	$12,500

Operating expenses
Research and development	744,542	138,132	977,556	398,880
Salaries and benefits	92,430	217,430	277,289	403,089
General and administrative	305,335	118,947	955,019	225,454
Total operating expenses	1,142,307	474,509	2,209,864	1,027,423

Operating loss	(1,142,307)	(474,509)	(2,209,864)	(1,014,923)

Other income
Investment income	255	177	369	178
Loan forgiveness	83,395	—	83,395	—
Unrealized gain on investments	—	22,864	—	26,663
Total other income	83,650	23,041	83,764	26,841
Loss before income taxes	(1,058,657)	(451,468)	(2,126,100)	(988,082)
Income taxes	—	987,353	—	987,353
Net (loss) income	(1,058,657)	535,885	(2,126,100)	(729)
Preferred stock dividend	(71,392)	(71,392)	(214,176)	(214,175)
Net (loss) income attributable to common stockholders	$(1,130,049)	$464,493	$(2,340,276)	$(214,904)

Net (loss) income per common share, basic and diluted	$(0.19)	$0.08	$(0.40)	$(0.04)

Weighted average common shares outstanding, basic and diluted	5,881,898	6,068,565	5,881,898	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Nine Months Ended September 30, 2021
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(553,701)	(553,701)
Balance, June 30, 2021	5,881,898	$5,882	$1,379,012	$11,982,627	$(16,150,995)	$(2,783,474)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(1,058,657)	(1,058,657)
Balance, September 30, 2021	5,881,898	$5,882	$1,450,404	$11,966,165	$(17,209,652)	$(3,787,201)

	Nine Months Ended September 30, 2020
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net income	—	—	—	—	535,885	535,885
Balance, September 30, 2020	5,881,898	$5,882	$1,164,836	$12,032,015	$(13,372,398)	$(169,665)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,126,100)	$(729)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	779,112	66,791
Stock-based compensation	164,789	164,789
PPP loan forgiveness	(83,395)
Unrealized gain on investments	—	(26,663)
Deferred tax benefit		(987,353)
Changes in operating assets and liabilities:
Accounts receivable	—	6,845
Prepaid expenses	37,464	14,636
Accounts payable and accrued expenses	36,491	12,611
Cash flows from operating activities	(1,191,639)	(749,073)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,581,311	1,024,268
Cash flows from financing activities	1,581,311	1,024,268

Net change in cash	389,672	275,195

Cash, beginning of period	215,836	45,441

Cash, end of period	$605,508	$320,636

Supplemental cash flow information
Preferred stock dividend accrual	$214,176	$214,175

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 AND 2020 (Unaudited)

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

The condensed consolidated balance sheet as of September 30, 2020, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2020 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending December 31, 2021.

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

September 30, 2021 AND 2020 (Unaudited)

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months ended September 30, 2021 and 2020.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the nine months ended September 30, 2021 and 2020.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2021 and December 31, 2020, a full valuation allowance has been established on the net deferred tax asset.

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

September 30, 2021 AND 2020 (Unaudited)

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine months and three months ended September 30, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive. For the nine months ended September 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 1,081,667 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive. For the three months ended September 30, 2020, common stock equivalents including 679,923 shares of convertible preferred stock, options for 895,000 shares of common stock and warrants for 110,856 shares of common stock were excluded because their effect was anti-dilutive, and options for 186,667 shares of common stock equivalents were included in the diluted weighted average common shares outstanding.

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

September 30, 2021 AND 2020 (Unaudited)

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

The carrying value of financial instruments, including cash, receivables, accounts payable, accrued expenses, and notes payable approximates their fair value at September 30, 2021 and December 31, 2020, due to the relatively short-term nature of these instruments.

Note 5: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2021	2020
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(476,951)	(452,902)
Property and equipment, net	$26,714	$50,763

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $24,048 and $28,590, respectively.

Depreciation expense for the three months ended September 30, 2021 and 2020 was $8,015 and $9,530, respectively.

Note 6: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2021	2020
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(1,159,361)	(404,298)
Intangible assets, net	$2,909,280	$3,664,343

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2021	$251,688
December 31, 2022	1,006,751
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
Thereafter	3,383
Total	$2,909,280

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 AND 2020 (Unaudited)

Amortization expense for the acquired research in progress and patents during the nine months ended September 30, 2021 and 2020 was $755,063 and $38,201, respectively. Amortization expense for the acquired research in progress and patents during the three months ended September 30, 2021 and 2020 was $251,688 and $36,900, respectively.

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

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”): On February 22, 2021, the Company received $76,395 in proceeds from the PPP, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES). Under the program, the Company applied for and received forgiveness of the debt in the three months ended September 30, 2021.

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program. On July 20, 2021, the Company received an additional $7,000 SBA EIDL Advance which has been forgiven and, on July 14, 2021, the Company received a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,022 monthly over thirty years from the date of the original promissory note will begin on June 5, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of September 30, 2021, the Company recognized $6,948 of accrued interest on the note.

Dole Food Company:

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) for the development of our banana genes. The DCA provides for payments from Dole to the Company of $800,000 upon execution, $800,000 by the twelve-month anniversary, $250,000 by the thirty-six month anniversary and $250,000 by the forty-eight month anniversary. Dole also reimburses the Company for costs incurred at the University of Wisconsin-Madison (“UW”) not to exceed $2,200,000 in coordination with the Standard Research Agreement that the Company entered into with UW on September 18, 2020. The agreement with UW includes payments from the Company to UW in the amount of $2,159,719 over the two-year expected term of the project. If the UW research is successful, Dole expects to incur costs of approximately $750,000 to perform field trials.

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000. Upon receipt of $800,000 on August 26, 2020, $800,000 on July 28, 2021, $1,295,831 on December 29, 2020 and $647,916 on September 29, 2021, the Company executed the notes under this DCA and recorded them as long-term notes payable for financial statement purposes. The notes are non-interest bearing and allow Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes. Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 AND 2020 (Unaudited)

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of September 30, 2021 and December 31, 2020, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2021, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of September 30, 2021, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of September 30, 2021, there were $1,450,404 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For nine months ended September 30, 2021 and 2020, the Company recorded compensation costs for stock options of $164,789. For three months ended September 30, 2021 and 2020, the Company recorded compensation costs for stock options of $54,930. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the nine months ended September 30, 2021 and 2020.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 AND 2020 (Unaudited)

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2020	1,081,667	$1.74	6.67

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, September 30, 2021	1,081,667	$1.74	5.91	$—

Exercisable at September 30, 2021	688,332	$1.85	4.68	$46,667

During each of the nine months ended September 30, 2021 and 2020, options for 0 shares vested. As of September 30, 2021 there was $240,661 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2022.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2021 and 2020 was $21,401.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (Unaudited)

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2021, thus limiting any future royalties as of September 30, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2021 because it has not received any revenue from the sale of products to date.

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

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,902,088 shares or 29.45% of the Common Stock outstanding as of September 30, 2021.

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

Note 13: Liquidity

As of September 30, 2021, the Company had $605,508 in operating cash and expect that our operating expenses for the next twelve months will be $908,513. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are not sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year. Additional possible sources of funding include revenue from marketing other genes which we intend to market in the next six months, additional SBA EIDL loans, loans from our largest shareholder, additional capital infusions and reductions in operating expenses. Management believes that funding from these sources will be adequate to cover our expenses over the next twelve months.

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

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017 and March 3, 2020, the United States Patent and Trademark Office issued additional patents which extended the previous patent to include additional variations of the gene. Subsequently, the Company was issued similar patents in Canada, Brazil, Argentina and China and has additional patents pending in India. On January 15, 2021, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19, and has included that gene in its ongoing two generation, whole plant validation research. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

We entered into a Service Agreement with UW under which they transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. UW grew events from seven constructs of EG261 and EG19 in their greenhouses. These plants were harvested in May 2020 for generation T2 seeds. The seeds were transferred to the University of Missouri and testing began in November 2020. We have completed five cycles of planting, growing and testing. The results of the second cycle were discarded because of process issues but the results of other cycles were promising with improvement in disease resistance observed in plants transformed with our genes. The Company has decided to place this testing on hold to focus resources on its banana genes.

If future results confirm these findings, the Company intends to enter negotiations for a long-term research collaboration and licensing agreement with seed companies. If these negotiations are successful, this type of agreement will likely have an upfront payment, milestone payments during their testing and a licensing royalty stream once the genes are incorporated into commercial seed lines. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.

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

On August 19, 2020, the Company entered into the DCA with Dole for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease). Subject to compliance with various provisions of the agreement, the agreement includes working capital funding from Dole to the Company over the next four years. In addition to working capital funding, Dole will reimburse the Company for the development of banana plants and incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. Upon receipt of $800,000 on August 26, 2020, $800,000 on July 28, 2021, $1,295,831 on December 29, 2020 and $647,916 on September 29, 2021, the Company executed the notes under this DCA and recorded them as long-term notes payable for financial statement purposes. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project.

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

While Panama Disease 1) is potentially existential to the banana industry, 2) has no known treatment and 3) is not yet widespread, Black Sigatoka Disease is a different disease the is very wide-spread and is treated with toxins at a cost of up to $2300 per hectare per year. We spent the last two years researching wild banana plants to identify a gene that could potentially be used to develop plants that are resistant to Black Sigatoka with no or reduced use of toxins. On October 21, 2021, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING BLACK SIGATOKA DISEASE. We are awaiting review of these patents by the United States Patent Office. We are in the early stages of developing this gene and others are working on competing approaches. There is no guarantee that this will lead to commercial success.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of September 30, 2021 and leases its operating facility on a month-to-month basis after September 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$—	N/A	$—	N/A	$12,500	100.0%
Research and development	744,542	N/A	138,132	N/A	977,556	N/A	398,880	3191.0%
Salaries and benefits	92,430	N/A	217,430	N/A	277,289	N/A	403,089	3224.7%
General and administrative	305,335	N/A	118,947	N/A	955,019	N/A	225,454	1803.6%
Total operating expenses	1,142,307	N/A	474,509	N/A	2,209,864	N/A	1,027,423	8219.4%
Operating loss	(1,142,307)	N/A	(474,509)	N/A	(2,209,864)	N/A	(1,014,923)	-8119.4%
Other income	83,650	N/A	23,041	N/A	83,764	N/A	26,841	214.7%
Income Taxes	—	N/A	987,353	N/A	—	N/A	987,353	7898.8%
Net (loss) income	($1,058,657)	N/A	$535,885	N/A	($2,126,100)	N/A	($729)	-5.8%
Preferred stock dividend	(71,392)	N/A	(71,392)	N/A	(214,176)	N/A	(214,175)	-1713.4%
Net (loss) income attributable to common stockholders	($1,130,049)	N/A	$464,493	N/A	($2,340,276)	N/A	($214,904)	-1719.2%

Grant Revenue

Grant revenue decreased $12,500, or 100.0%, to $0 for the nine months ended September 30, 2021 from $12,500 for the nine months ended September 30, 2020. The decrease was due to decreased revenue recognized from the State of Colorado grant which ended in January 2020.

Grant revenue remained unchanged at $0 for the three months ended September 30, 2021 and 2020.

Operating Expenses

Operating expenses increased $1,182,441, or 115.1% to $2,209,864 for the nine months ended September 30, 2021 from $1,027,423 for the nine months ended September 30, 2020. Changes in these items are described below.

Operating expenses increased $667,798, or 140.7% to $1,142,307 for the three months ended September 30, 2021 from $474,509 for the three months ended September 30, 2020. Changes in these items are described below.

Research and Development

Research and development increased $578,676, or 145.1%, to $977,556 for the nine months ended September 30, 2021 from $398,880 for the nine months ended September 30, 2020. The increase was primarily due to increased costs on our banana project partially offset by decreased costs on our soybean project and decreased patent costs.

Research and development increased $606,410, or 439.0%, to $744,542 for the three months ended September 30, 2021 from $138,132 for the three months ended September 30, 2020. The increase was primarily due to increased costs on our banana project partially offset by decreased patent costs.

Salaries and Benefits

Salaries and benefits decreased $125,800, or 31.2%, to $277,289 for the nine months ended September 30, 2021 from $403,089 for the nine months ended September 30, 2020. The decrease was primarily due to bonuses in 2020 not given in 2021.

Salaries and benefits decreased $125,000, or 57.5%, to $92,430 for the three months ended September 30, 2021 from $217,430 for the three months ended September 30, 2020. The decrease was primarily due to bonuses in 2020 not given in 2021.

General and Administrative

General and administrative expenses increased $729,565, or 323.6%, to $955,019 for the nine months ended September 30, 2021 from $225,454 for the nine months ended September 30, 2020. The decrease was primarily due to the amortization of our research in progress which was placed into service on August 19, 2020 partially offset by decreased legal costs.

General and administrative expenses increased $186,388, or 156.7%, to $305,335 for the three months ended September 30, 2021 from $118,947 for the three months ended September 30, 2020. The increase was primarily due to the amortization of our research in progress which was placed into service on August 19, 2020 partially offset by decreased legal costs.

Other Income

Total other income increased $56,923, or 212.1%, to $83,764 for the nine months ended September 30, 2021 from $26,841 for the nine months ended September 30, 2020. The increase was primarily due to forgiveness of SBA debt partially offset by decreased gains in investments.

Total other income increased $60,609, or 263.0%, to $83,650 for the three months ended September 30, 2021 from $23,041 for the three months ended September 30, 2020. The increase was primarily due to forgiveness of SBA debt partially offset by decreased gains in investments.

Net Loss

Net loss increased $2,125,371, or 291,546.1%, to $2,126,100 for the nine months ended September 30, 2021 from $729 for the nine months ended September 30, 2020. The increase was primarily due to recognition of a tax benefit in the year ended December 31, 2020, increased banana project costs, the amortization of our research in progress and a decrease in grant revenue partially offset by decreased patent costs, decreased soybean project costs and decreased legal costs.

Net loss increased $1,594,542, or 297.6%, to $1,058,657 for the three months ended September 30, 2021 from a net profit of $535,885 for the three months ended September 30, 2020. The increase was primarily due to recognition of a tax benefit in the year ended December 31, 2020, increased banana project costs, the amortization of our research in progress and a decrease in grant revenue partially offset by decreased patent costs and decreased legal costs.

Financial Condition

The Company’s working capital increased $315,717 to $590,146 as of September 30, 2021 from $274,429 as of December 31, 2020 primarily due to notes payable funding partially offset by the operating loss.

Liquidity

As of September 30, 2021, the Company had $605,508 in operating cash and expect that our operating expenses for the next twelve months will be $908,513. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are not sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year. Additional possible sources of funding include revenue from marketing other genes which we intend to market in the next six months, additional SBA EIDL loans, loans from our largest shareholder, additional capital infusions and reductions in operating expenses. Management believes that funding from these sources will be adequate to cover our expenses over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2021 and 2020 was $21,401.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2021, thus limiting any future royalties as of September 30, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2021 because it has not received any revenue from the sale of products to date.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19), and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable orders issued by the Governor of Colorado. The Company has been granted the status of essential operations and our staff continues to work in our lab.

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

November 1, 2021

