Form 10-K
period 2021-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2022-03-22
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Evolutionary Genomics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4220 Morning Star Drive, Castle Rock, Colorado 80108
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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2021 was $4,636,289 based on the closing price on the last day of trading prior to June 30, 2021.

Shares outstanding as of February 17, 2022 were 5,881,898 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, par value $.001 and 102,860 shares of Series A-2 preferred stock, par value $.001. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

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

Advances in genetic research and modification of crop species have led to increased yield, drought tolerance and disease/pest resistance. These advances have also led to an increased concentration within the providers of seed and production companies. The top companies control much of the implementation of new plant varieties through patents and licensing agreements. Genetic traits providers, like Evolutionary Genomics, identify and develop genes that impact traits of interest to the industry and market those genes to these companies.

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

The single most valuable step in the process of crop improvement is the identification of the key genes among the 30,000 or more in the genome that have the desired impact. The Company has identified pest/disease resistance genes in bananas, soybeans and other commercially valuable crops. If validation testing of these genes is successful, we market them to the industry. This strategy requires Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

Licensing revenue can be lump sum payments, milestone payments upon achievement of defined goals and/or percentages of revenue or per plant payments for products sold by licensee. These payments are often many years after completion of gene identification project as licensees engage in significant additional testing including field trials prior to integration into licensee commercial germplasm lines. There can be no guarantee that these licensing agreements will result in any additional revenue for Evolutionary Genomics as further development of licensed intellectual property is mostly controlled by the licensee.

The goal of the grant funded research projects was to discover genetic intellectual properties with commercial value. Evolutionary Genomics’ soybean pest resistance project is a multiple year illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete. Evolutionary Genomics has partially completed two generation, whole plant validation testing but has decided to postpone further testing indefinitely to focus resources on our banana project. The Company has extended this soybean pest resistance research to other crops including beans, tomatoes, cotton and maize and has identified candidate genes. Further research on these crops is dependent on revenue from our banana project or additional capital funding. If we are able to complete additional validation testing, we intend to market these genes to the industry.

Evolutionary Genomics’ Banana Genes

Our banana pest resistance project is another project illustration. We identified a gene (FusR1) in bananas that appears to confer resistance to Fusarium Fungus which leads to Panama Disease. We marketed the gene to banana companies and, in August 2020, executed a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) which includes development work funded by Dole and the framework for a long-term licensing relationship. While Dole is supplying significant funding for the development of this banana gene in the form of promissory notes, there can be no assurance that this development work will lead to licensing revenue as there are many risks involved in genetic trait development.

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas known as Gros Michel, leading to the development of the Cavendish banana, which makes up well over 90% of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to, once again, devastate the global banana industry. The recent emergence of Panama Disease TR4 in the Western Hemisphere makes a swift solution to the crisis even more urgent. A substantial part of the banana market consists of exports from Central and South America to the United States and elsewhere.

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

We believe that this native banana gene can be introduced into cultivated bananas, particularly the Fusarium-sensitive Cavendish cultivar in order to make these cultivars resistant to Fusarium Wilt. We believe that a gene transformation approach would be faster and easier than traditional breeding which may take many years to complete. Given the threat of possible extinction for Cavendish, more rapid approaches are not only warranted but essential and minimally genetically edited or modified bananas will likely be accepted. Transfer of this native banana gene to cultivated bananas can be accomplished with CRISPR technology or traditional genetically modified approaches, which allow a targeted, clean, and efficient transfer and which, as compared to traditional breeding, minimizes potential side effects. We believe that Cavendish bananas can be rendered Fusarium Wilt resistant by changing only a few base pairs. These sorts of minimal changes have been allowed by the USDA and FDA in several crops. Even in Europe, use of CRISPR technology has gained substantial traction.

On June 26, 2019, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE. We are awaiting review of these patents by the United States Patent Office. In December 2021, we filed patents in Europe, Africa, South and Central America, Australia and Asia.

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as TR4 Panama Disease). Subject to compliance with various provisions of the agreement, the agreement includes partial working capital funding from Dole to the Company through 2024. In addition to working capital funding, Dole reimburses the Company for the development of banana plants and Dole will incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. In the year ended December 31, 2021, the Company received $800,000 of working capital funding and $647,916 of reimbursement of development costs pursuant to this agreement. In the year ended December 31, 2020, the Company received $800,000 of working capital funding and $1,295,831 of reimbursement of development costs pursuant to this agreement. Per the Agreement, 50% of future royalties from Dole to the Company may be offset by reductions in the notes payable due from the Company to Dole under this DCA. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project.

During 2021, the University of Wisconsin successfully transformed banana plants using our FusR1 gene and we currently have banana plants from multiple gene constructs growing in greenhouses. During 2022, in accordance with our DCA with Dole, we are engaged in testing these plants to determine if our FusR1 gene successfully conferred resistance to Fusarium Fungus and Panama Disease. Upon successful completion of validation testing and field trials by Dole, under the terms of the agreement with Dole, we expect to negotiate a long-term royalty contract for the commercialization of banana plants using our genes. This licensing arrangement will likely be exclusively with Dole and contain royalty payments based on the number of plants and/or hectares of plants. Even if EG’s genes are proven to be effective, it is difficult to predict the future revenue stream that any licensing arrangement can generate and will be heavily dependent upon the speed with which Panama Disease spreads throughout the world and any changes in the price of bananas based on supply and demand. Many articles are available in the public realm detailing the significance of the disease and the spread throughout the world.

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

There are many risks associated with achieving these desired results including but not limited to:

-	We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims.
-	Others may develop alternative approaches to compete with our genes.
-	Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation or changes in the appearance or taste of the fruit.
-	Our genes may fail to deliver the desired results of resistance to disease.
-	Global regulations and/or consumer preference may prevent the successful commercial launch of genetically modified bananas using our methods.
-	We will be dependent on others for the successful production and marketing of bananas with our genes and many factors will be outside of our control.

-	Our expected future royalty revenue will be highly dependent upon the successful execution of the banana development project in the DCA with Dole and the negotiation of a long-term royalty licensing agreement.

While Panama Disease is potentially existential to the banana industry but is not yet widespread, Black Sigatoka Disease is a different disease that is very wide-spread and is treated with toxins at a cost of up to $2,300 per hectare per year. We spent the last two years researching wild banana plants to identify a gene that could potentially be used to develop plants that are resistant to Black Sigatoka with no or reduced use of toxins. On October 21, 2021, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING BLACK SIGATOKA DISEASE. We are awaiting review of these patents by the United States Patent Office. We are in the early stages of developing this gene and others are working on competing approaches. There is no guarantee that this will lead to commercial success. Like our FusR1 project, transformation and validation can be very expensive and we will need funding from grants, potential customers or additional capital from investors, none of which can be assured.

Evolutionary Genomics’ Soybean Genes

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. Several additional related patents have been issued in the United States, Argentina, Canada and Brazil and other patents are pending. On January 16, 2020, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19, and has included that gene in its ongoing two generation, whole plant validation research. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

We entered into a Service Agreement with WCIC under which they have transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. WCIC grew events from seven constructs of EG261 and EG19 in their greenhouses. The testing of these T2 generation seeds at the University of Missouri is partially complete but we have indefinitely suspended work on these genes to focus our resources on our banana projects. If we resume these projects and results from the whole plant validation trials confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new gene, EG19, the Company intends to enter negotiations for a long-term research collaboration and licensing agreement with seed companies. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.

Competition

Evolutionary Genomics’ competition is very broad from the largest seed companies and producing companies to the smallest grower who is successful in breeding new, improved varieties. These same competitors are also Evolutionary Genomics customers as we seek to license intellectual property for commercialization into their production lines. Many of these companies are exponentially larger with many more resources at their disposal and there can be no assurance that EG can continue to compete with them or interest them in licensing our intellectual property.

Patents

Evolutionary Genomics is the owner of the following issued patents:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783 / 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
10577625 / 15800179	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017	3/3/2020	11/1/2037
9,605,274 / 14/479,550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
AR091160B1 / P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013	6/8/2021	5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033

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

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000. Through December 31, 2021, the Company executed notes for $800,000, $800,000, $1,295,831 and $647,916 under this DCA and recorded them as a long-term notes payable for financial statement purposes. The notes are non-interest bearing and allow Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes. Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

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

Employees

Evolutionary Genomics had two full time employees and one part time employee as of December 31, 2021.

Facilities

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2021, the Company had 5,881,898 shares of Common Stock outstanding, 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding and 102,860 shares of Series A-2 Preferred Stock (“Series A-2”) outstanding. Both Series A-1 and Series A-2 are convertible into shares of Common Stock on a one share for one share basis. 1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 490,000 shares of common stock at an exercise price of $1.50 per share, 150,000 shares of common stock at an exercise price of $1.65 per share, 180,000 shares of common stock at an exercise price of $3.00 per share, 100,000 shares of common stock at an exercise price of $3.30 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 120,000 shares have been exercised, 158,333 have been cancelled and option grants of 1,081,667 shares remain outstanding as of December 31, 2021.

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

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2020, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2021, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 has been paid. As of December 31, 2021, there were $1,522,970 in accrued preferred stock dividends.

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

As of December 31, 2021, the Company had $214,009 in operating cash and during 2021 used $1,583,139 of cash in operations. Subsequent to the year ended December 31, 2021, the Company issued an additional 76,953 shares of Series A-2 stock at $5.25 per share and received proceeds of $404,003. The Company’s current projections for 2022 requires cash of $578,143. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these factors, management believes that it will secure additional funding to meet prospective cash requirements. Management believes the Company’s existing cash balances along with funding from our agreement with Dole and the issuance of Series A-2 stock will provide the necessary liquidity to meet our obligations as they come due over the next year. In addition, exercise of employee stock options, prospective funding from marketing additional genes, reductions in operating expenses, grant funding and additional shareholder contributions may provide the additional liquidity to meet our obligations as they come due. We expect that the funding from these sources will be more than enough to cover our obligations for the next twelve months. Additional shareholder funding could result in dilution to existing shareholders. If the funding does not arrive, the Company may not be able to meet its obligations as they become due.

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

We currently carry $4,016,596 (gross) of acquired research in progress on our balance sheet as an intangible asset subject to amortization. Upon executing our DCA with Dole, we began amortization of this asset in the year ended December 31, 2020. If this project produces undesirable results, we may need to expense the intangible asset.

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

Our officers and directors own, directly or indirectly approximately 34.2% of the outstanding shares of common and preferred stock, excluding options. Including options and warrants, our officers and directors own, directly or indirectly, approximately 42.0% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2021, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2020, we had available total federal and state net operating loss carryforwards of approximately $10,086,000 plus additional net operating losses generated in the year ending December 31, 2021. These NOL’s expire at various intervals through the year 2037 except for the NOL’s for the years ending after December 31, 2017 which have no expiration date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has no owned properties and at this time has no agreements to acquire any properties. The Company currently maintains a rent-free mailing address at 4220 Morning Star Drive, Castle Rock, CO 80108, which is the address of the office of its Chief Executive Officer and lab facilities on lease at 1801 Sunset Place, Unit C, Longmont CO 80501. The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2021, there were outstanding options for 1,081,667 shares of common stock.

As of March 11, 2020, there were approximately 324 holders of the Company's common stock.

No cash dividends have been paid by the Company on any of its securities since the renewal of its charter and such cash dividends are not contemplated in the foreseeable future.

ITEM 6. [RESERVED]

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

Recent Highlights of Evolutionary Genomics

•	During 2019, we identified our FusR1 gene in bananas for disease resistance and filed a patent application.

•	During 2020, WCIC completed a project for the Company to transform soybean plants using our EG261 and EG19 genes and to develop resulting plants through generation T2 seeds.

•	During 2020, we entered into the DCA with Dole and a Research Agreement with WCIC for the development of the FusR1 gene and banana plants that are resistant to Panama Disease.

•	During 2021, we were successful at the University of Wisconsin in transforming banana plants with our FusR1 gene and now have transformed plants growing in their greenhouses

•	During 2021, we discovered our SigX gene in banana plants that may provide resistance to Black Sigatoka disease in bananas and filed patents on the gene.

Consolidated Results of Operations:

	Year Ended December 31,
	2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue
Grant revenue	$—	N/A	$12,500	100.0%
Research and development	1,234,215	N/A	1,793,145	14345.2%
Salaries and benefits	369,920	N/A	495,518	3964.1%
General and administrative	1,273,808	N/A	603,632	4829.1%
Total operating expenses	2,877,943	N/A	2,892,295	23138.4%
Operating loss	(2,877,943)	N/A	(2,879,795)	-23038.4%
Other income	83,999	N/A	180,559	1444.5%
Income Taxes	—	N/A	987,353	7898.8%
Net loss	$(2,793,944)	N/A	$(1,711,883)	-13695.1%
Preferred stock dividend	(285,568)	N/A	(285,567)	-2284.5%
Net loss attributable to common stockholders	$(3,079,512)	N/A	$(1,997,450)	-15979.6%

Grant Revenue

Grant revenue decreased $12,500, or 100.0%, to $0 for the year ended December 31, 2021 from $12,500 for the year ended December 31, 2020. The decrease was primarily due to the decrease in revenue received from the State of Colorado grant which was completed in the first quarter of 2020.

Operating Expenses

Operating expenses decreased $14,352, or 0.5%, to $2,877,943 for the year ended December 31, 2021 from $2,892,295 for the year ended December 31, 2020. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $558,930, or 31.2%, to $1,234,215 for the year ended December 31, 2021 from $1,793,145 for the year ended December 31, 2020. The decrease was primarily due to decreased costs incurred on our research agreement with UW for the development of our FusR1 banana gene, partially offset by increases in patent costs and lab supplies expense. Under the terms of our Development and Commercialization Agreement with Dole Food Company, Dole provides funding for our banana project expenses at the University of Wisconsin in the form of notes payable.

Salaries and Benefits

Salaries and benefits decreased $125,598, or 25.3%, to $369,920 for the year ended December 31, 2021 from $495,518 for the year ended December 31, 2020. The decrease was due to bonuses paid in the year ended December 31, 2020.

General and Administrative

General and administrative expenses increased $670,176, or 111.0%, to $1,273,808 for the year ended December 31, 2021 from $603,632 for the year ended December 31, 2020. The increase was primarily due to amortization of our intangible asset which began in the year ended December 31, 2020 and increased insurance costs.

Other Income and (Expenses)

Total other income and (expenses) decreased $96,560, or 53.5%, to $83,999 for the year ended December 31, 2021 from $180,559 for the year ended December 31, 2020. The decrease was primarily due to realized gains on investments that were sold in the year ended December 31, 2020.

Income Taxes

Income tax benefit decreased $987,353 to $0 for the year ended December 31, 2021 from $987,353 for the year ended December 31, 2020. The decrease was the result of placing the in progress research and development into service in the year ended December 31, 2020.

Net Loss

Net loss increased $1,082,061, or 63.2%, to $2,793,944 for the year ended December 31, 2021 from $1,711,883 for the year ended December 31, 2020. The increase was primarily due to the income tax benefit recorded in the year ended December 31, 2020, increased costs for the amortization of our intangible asset, increases in patent costs and lab supplies expense and decreased gains on investments partially offset by decreased costs incurred on our research agreement with the University of Wisconsin for the development of our FusR1 banana gene and decreased bonuses.

Financial Condition

The Company’s working capital decreased $37,494 to $236,935 as of December 31, 2021 from $274,429 as of December 31, 2020 primarily due the net loss from operations partially offset by proceeds from notes payable from Dole, the PPP loan and the Economic Injury Disaster Loan (“EIDL”).

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $1,583,139 for the year ended December 31, 2021 compared to $2,297,317 for the year ended December 31, 2020. The $714,178, or 31.1%, decrease was primarily due to the decreased net operating loss. Net cash provided from the sale of investments was $0 for the year ended December 31, 2021 compared to $147,613 for the year ended December 31, 2020. Net cash provided from financing activities was $1,447,916 in proceeds from notes payable from Dole and $133,395 in proceeds from the PPP loan and the EIDL in the year ended December 31, 2021 compared to $2,095,831 in proceeds from notes payable from Dole and $224,268 in proceeds from the PPP loan and the EIDL in the year ended December 31, 2020.

As of December 31, 2021, the Company had $214,009 in operating cash and during 2021 used $1,583,139 of cash in operations. Subsequent to the year ended December 31, 2021, the Company issued an additional 76,953 shares of Series A-2 stock at $5.25 per share and received proceeds of $404,003. The Company’s current projections for 2022 requires cash of $578,143. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these factors and in addition to the $404,000 of proceeds received subsequent to the year ended December 31, 2021 and funding from our agreement with Dole, management expects to receive additional funds from option exercises and will reduce operating expenses with employee salary deferrals to provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be sufficient to cover our obligations for the next twelve months. Additional shareholder funding could result in dilution to existing shareholders. If the funding does not arrive, the Company may not be able to meet its obligations as they become due.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. The Company’s rent expense for the years ended December 31, 2021 and 2020 was $28,535.

Critical Accounting Policies

For a review of our critical accounting policies, please refer to our audited financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	65	Chairman of the Board, President, CEO, CFO
Walter Messier	66	Treasurer, Secretary
Virginia Orndorff	71	Director
Mark Boggess	61	Director

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above-named officers and directors are acting on behalf of or will act at the direction of any other person.

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

Virginia Orndorff was appointed as a director of the Company on October 1, 2014. She has served as a member of the Evolutionary Genomics board of directors since 2000. She served as Chief Executive Officer and President of Evolutionary Genomics from 2000 to November 2010. She is a founder and CEO of Sieyax, LLC, an early-stage oncology company. From February 2015 to February 2017, Ms. Orndorff served as Executive Director, Chief Executive Officer and Director of the Colorado Institute for Drug, Device and Diagnostic Development. She has served on Colorado’s State Board of Pharmacy from March 2012 to March 2015. 1997 to 2000, Ms. Orndorff served as Vice President then President and Chief Executive Officer of GenoPlex, Inc. of Denver and served as Director of Technology/Business Development of NeXstar Pharmaceuticals, Inc. of Boulder, Colorado, from 1993 to 1997. From 1989 to 1993 she served as the Director of Biotechnology Programs for the Colorado Advanced Technology Institute in Denver. Ms. Orndorff was employed by the Georgia Institute of Technology as Manager of a biotechnology start-up incubator (the Health Science Technology Center) from 1987 to 1989; prior to that for eight years by Genex Corporation of Gaithersburg, Maryland, first as a Laboratory Supervisor then as Manager of Technology Assessment. From 1975 to 1979, Ms. Orndorff had served as a Microbiologist at Stanford Research Institute. She received a BA in Biology from the University of California at Santa Cruz, an MA in Microbiology from California State University at San Jose, and an MBA from Loyola College (where she graduated second in her class).

Mark Boggess, Ph.D. was appointed as a director of the Company on October 1, 2014. He has served as a director of Evolutionary Genomics since 2010. Dr. Boggess has a diverse background in the animal sciences and animal industries. Born and raised on a traditional Iowa farm, he served as a swine and beef cattle extension specialist with the University of Idaho in Twin Falls from 1990 to 1994 where he was responsible for all swine extension and educational programming and served as the animal breeding resource specialist for the University beef extension team. From 1994 to 2004, Dr. Boggess served as President of Salmon Creek Farms, LLC where he was responsible for development of the Salmon Creek Farms Natural Pork program and branded product line, at Independent Meat Company in Twin Falls, ID. From 2004 to 2009, Dr. Boggess assumed the position of Director of Animal Science for the National Pork Board where he was responsible for program direction and industry funding coordination for research in pork quality; nutritional efficiency; sow lifetime productivity; genomics-genetics; alternatives to antimicrobials; production-management systems and biotechnology. Dr. Boggess also served as the National Pork Board liaison for animal science to producers, academia, media, regulators and the National Pork Producers Council and directed numerous pork industry based advisory groups. From 2009 to 2014, Dr. Boggess served as the National Program Leader for Food Animal Production and the National Program Leader for Pasture, Forage and Rangeland Systems for the USDA Agriculture Research Service in Beltsville, Maryland. In this role, he directed ARS research for diverse programs in genetics and genomics, nutrition, reproductive physiology, animal welfare and meat quality. Dr. Boggess also directed research to improve pasture and rangeland management practices and land-use strategies, improve and restore the ecology of western rangelands and improve the capacity and efficiency of forage-based food animal production systems. From 2014 to 2018, Dr. Boggess served as the Director of the U.S. Dairy Forage Research Center in Madison, WI. In this role Dr. Boggess directed the research programs for 21 scientists and 75 support staff. The USDFRC includes two research farms in rural Wisconsin as well as offices and laboratories on the campus of the University of Wisconsin. Currently, Dr. Boggess serves as the Director of the US Meat Animal Research Center, the largest meat animal-based research Center in the world. USMARC spans 34,000 acres and houses 25,000 head of beef, sheep and swine. The research programs include 45 scientists in five research units conducting research focused on genetics, genomics, physiology, nutrition, reproduction, food safety, meat quality, animal health, precision agriculture, and environmental quality. Dr. Boggess attended Iowa State University receiving a BS degree in Animal Science in 1983. After receiving an MS degree from Cornell University with a major in Animal Breeding in 1985, Dr. Boggess returned to Iowa State University, receiving his PhD in 1990, also in Animal Breeding.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2021	$150,000	$—	$—	$10,000	$160,000
Chief Executive Officer	2020	$150,000	$50,000	$—	$10,000	$210,000
Chairman of the Board	2019	$150,000	$—	$151,846	$10,000	$311,846

Walter Messier	2021	$150,202	$—	$—	$—	$150,202
Chief Technology Officer	2020	$150,000	$50,800	$—	$—	$200,800
Secretary	2019	$150,000	$—	$310,598	$—	$460,598

Virginia Orndorff	2021	$—	$—	$—	$10,000	$10,000
Director	2020	$—	$—	$—	$10,000	$10,000
	2019	$—	$—	$46,590	$10,000	$56,590

Mark Boggess	2021	$—	$—	$—	$10,000	$10,000
Director	2020	$—	$—	$—	$10,000	$10,000
	2019	$—	$—	$46,590	$10,000	$56,590

The Company had no employment agreements as of December 31, 2021 and paid cash compensation to each to its directors of $10,000 during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2019, Evolutionary Genomics issued option grants for 15,000 shares each to Virginia Orndorff and Mark Boggess, 300,000 shares to Walter Messier and 150,000 shares to Steve Warnecke. The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual.  The value of the option awards was estimated using the Black-Scholes option pricing model.  The valuation assumptions used in the valuation of options granted may be found in the Notes to our financial statements included in this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2021 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

	Number of	Percentage
	Shares Owned	of Shares
Name and Address	or Controlled	Owned

Steve B. Warnecke	1,827,088 (1)	28.29%
4220 Morning Star Drive
Castle Rock, CO 80108

Virginia Orndorff	119,204 (2)	1.85%
4220 Morning Star Drive
Castle Rock, CO 80108

Mark Boggess	26,000 (3)	0.40%
4220 Morning Star Drive
Castle Rock, CO 80108

Walter Messier	160,615 (4)	2.49%
4220 Morning Star Drive
Castle Rock, CO 80108

All Officers and Directors as a Group (1)	2,132,907	33.02%

———————

(1)	Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company. Mr. Warnecke holds options for 66,667 shares exercisable at $.55 per share, 100,000 shares exercisable at $3.30 per share and 150,000 shares exercisable at $1.65 per share.
(2)	Ms. Orndorff is a Director of the Company. Ms. Orndorff holds options for 20,000 shares exercisable at $.55 per share, 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.
(3)	Mark Boggess is a Director of the Company. Mr. Boggess holds options for 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.
(4)	Dr. Messier is the Company’s Treasurer and Secretary. Dr. Messier holds options for 100,000 shares exercisable at $.55 per share, 100,000 shares exercisable at $3.00 per share and 300,000 shares exercisable at $1.50 per share..

ITEMS 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We maintain a mailing address at the offices of our president, Steve B. Warnecke, located at 4220 Morning Star Drive, Castle Rock, CO 80108 for which we pay no rent. There have been no transactions or proposed transactions in which the amount involved exceeds $120,000 for the last two completed fiscal years in which any of our directors, executive officers of beneficial holders of more than 5% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2021 and 2020 for professional services rendered by our principal accountant, Plante & Moran PLLC, Denver, Colorado (PCAOB ID No. 166) for the audit of our annual financial statements and quarterly reviews were $65,000 and $42,000, respectively.

Audit Related Fees

The Company incurred no fees for the years ended December 31, 2021 and 2020 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2021 and 2020, there were no fees for professional services rendered by our principal accountant for tax preparation.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended December 31, 2021 and 2020.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on March 21, 2021.

EVOLUTIONARY GENOMICS, INC.

March 21, 2021	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 21, 2021
Steve B. Warnecke

/s/ Virginia Orndorff	Director	March 21, 2021
Virginia Orndorff

/s/ Mark Boggess	Director	March 21, 2021
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Evolutionary Genomics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolutionary Genomics, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Controls and Procedures - Material Weakness - Refer to Item 9A to the form 10-K

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
2)	increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively,
3)	utilized experienced staff on the engagement team and emphasized the heightened fraud risks with the team members, and
4)	performed procedures in verifying the accuracy and completeness for disbursements transactions, inclusive of any potential related party considerations.

Going Concern – Refer to Note 13 to the consolidated financial statements

Critical Audit Matter Description

The determination as to whether the Company can continue as a going concern includes consideration of management’s operating plan and anticipated timing of future cash flows.  Management is required to make subjective judgments and assumptions in concluding on going concern uncertainty.

Auditing the Company’s going concern assessment is complex because it involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts used in the Company’s going concern analysis. In particular, the cash flows are sensitive to changes related to significant assumptions, such as the estimation of the future cash to be used in operations and the ability of the Company to secure additional financing.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to analyzing the ability to continue as a going concern include the following:

•	Gained an understanding of the internal controls related to the Company’s going concern assessment,

•	Evaluated the reasonableness of the Company’s forecasted operating expenses by obtaining an understanding of the Company’s operations and strategy, inquiring about the Company’s research and development activities, comparing the forecasted operating expenses to historical operating expenses, assessing expected costs, and confirmed any deferral of expenses with the payee, and

•	Assessed management’s ability to forecast operating expenses by comparing prior year forecasts to actual financial results.

We have served as the Company’s auditor since 2014.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 21, 2022

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

ASSETS

Current assets
Cash	$214,009	$215,836
Prepaid expenses	41,792	61,757
Total current assets	255,801	277,593

Non-current assets
Property and equipment, net	18,698	50,763
Intangible assets, net	2,657,592	3,664,343
Total non-current assets	2,676,290	3,715,106
Total assets	$2,932,091	$3,992,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$18,866	$3,164
Total current liabilities	18,866	3,164

Long-term liabilities
Notes payable	3,743,747	2,245,831
Total liabilities	3,762,613	2,248,995
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at December 31, 2021 and 2020
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference at December 31, 2021 of $4,438,687	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 102,860 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference at December 31, 2021 of $653,877	540,015	540,015
Total preferred stock subject to possible redemption	3,569,594	3,569,594
Stockholders' deficit
Preferred Stock	1,521,796	1,236,228
Common Stock, $0.001 par value; 780,000,000 shares authorized, 5,881,898 shares issued and outstanding at December 31, 2021 and 2020	5,882	5,882
Additional paid-in capital	11,949,702	12,015,552
Accumulated deficit	(17,877,496)	(15,083,552)
Total stockholders' deficit	(4,400,116)	(1,825,890)
Total liabilities and stockholders' deficit	$2,932,091	$3,992,699

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	2021	2020

Grant revenue	$—	$12,500

Operating expenses
Research and development	1,234,215	1,793,145
Salaries and benefits	369,920	495,518
General and administrative	1,273,808	603,632
Total operating expenses	2,877,943	2,892,295

Operating loss	(2,877,943)	(2,879,795)

Other income
Investment income	604	372
Loan forgiveness	83,395	74,268
Gain on investments	—	105,919
Total other income	83,999	180,559
Loss before income taxes	(2,793,944)	(2,699,236)
Income tax benefit	—	987,353
Net loss	(2,793,944)	(1,711,883)
Preferred stock dividend	(285,568)	(285,567)
Net loss attributable to common stockholders	$(3,079,512)	$(1,997,450)

Net loss per common share, basic and diluted	$(0.52)	$(0.34)

Weighted average common shares outstanding, basic and diluted	5,881,898	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Twelve Months Ended December 31, 2021
	Common Stock		Preferred	Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(553,701)	(553,701)
Balance, June 30, 2021	5,881,898	$5,882	$1,379,012	$11,982,627	$(16,150,995)	$(2,783,474)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(1,058,657)	(1,058,657)
Balance, September 30, 2021	5,881,898	$5,882	$1,450,404	$11,966,165	$(17,209,652)	$(3,787,201)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(667,844)	(667,844)
Balance, December 31, 2021	5,881,898	$5,882	$1,521,796	$11,949,702	$(17,877,496)	$(4,400,116)

	Twelve Months Ended December 31, 2020
	Common Stock		Preferred	Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2019	5,881,898	$5,882	$950,661	$12,081,401	$(13,371,669)	$(333,725)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,391	(71,391)	—	—
Net loss	—	—	—	—	(241,816)	(241,816)
Balance, March 31, 2020	5,881,898	$5,882	$1,022,052	$12,064,940	$(13,613,485)	$(520,611)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(294,798)	(294,798)
Balance, June 30, 2020	5,881,898	$5,882	$1,093,444	$12,048,477	$(13,908,283)	$(760,480)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net income	—	—	—	—	535,885	535,885
Balance, September 30, 2020	5,881,898	$5,882	$1,164,836	$12,032,015	$(13,372,398)	$(169,665)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net income	—	—	—	—	(1,711,154)	(1,711,154)
Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(2,793,944)	$(1,711,883)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	1,038,816	409,368
Stock-based compensation	219,718	219,718
Unrealized gain on investments	—	(74,268)
PPP loan forgiveness	(83,395)	(105,919)
Deferred tax benefit		(987,353)
Changes in operating assets and liabilities:
Accounts receivable	—	6,845
Prepaid expenses	19,965	(37,574)
Accounts payable and accrued expenses	15,702	(16,251)
Cash flows from operating activities	(1,583,138)	(2,297,317)

Cash flows from investing activities:
Proceeds from sale of investments	—	147,613
Cash flows from investing activities	—	147,613

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,447,916	2,095,831
Proceeds from EIDL and PPP loans	133,395	224,268
Cash flows from financing activities	1,581,311	2,320,099

Net change in cash	(1,827)	170,395

Cash, beginning of period	215,836	45,441

Cash, end of period	$214,009	$215,836

Supplemental cash flow information
Preferred stock dividend accrual	$285,568	$285,567

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2021 and 2020.

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Previously acquired patents were capitalized and are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets and to file new patent applications are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the years ended December 31, 2021 and 2020.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2021 and 2020, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the years ended December 31, 2021 and 2020, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive.

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

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

Note 4: Property and Equipment

Property and equipment is comprised of the following:

	December 31,	December 31,
	2021	2020
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(484,967)	(452,902)
Property and equipment, net	$18,698	$50,763

Depreciation expense for the years ended December 31, 2021 and 2020 was $32,065 and 38,119, respectively.

Note 5: Intangible Assets

Intangible assets are comprised of the following:

	December 31,	December 31,
	2021	2020
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(1,411,049)	(404,298)
Intangible assets, net	$2,657,592	$3,664,343

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2022	$1,006,751
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
December 31, 2026	2,602
Thereafter	781
Total	$2,657,592

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

Amortization expense for the acquired research in progress and patents during the year ended December 31, 2021 and 2020 was $1,006,751 and $371,248, respectively.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants performed by EG I. With the banana development project contract in place, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $33,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

Note 6: Income Taxes

The Company’s income tax benefit consists of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current income tax benefit:	$—	$—
U.S. Federal	—	—
U.S. States	—	—
Total current income tax benefit	—	—

Deferred income tax benefit:
U.S. Federal	—	840,812
U.S. States	—	146,541
Total deferred income tax benefit	—	987,353
Total income tax benefit	$—	$987,353

For the years ended December 31, 2021 and 2020, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate of 21.0% to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows

	2021	2020
Income tax benefit at statutory U.S. federal rate	$586,728	$566,840
Income tax benefit attributable to U.S. states	99,325	98,792
Research and development credits	137,728	49,338
Non-taxable forgiveness of PPP and EIDL loans	20,478	18,314
Non-deductible expenses	(300)	(334)
Stock- based compensation	(53,952)	(54,182)
Other	(15,182)	(3,790)
Change in valuation allowance	(774,825)	312,373
Total income tax expense	$—	$987,351

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

As of December 31, 2021 and 2020, the components of deferred income tax assets and liabilities were as follows:

	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$2,876,543	$2,585,042
Research and development credits	515,982	378,524
Long-term capital loss carryforward	94,728	—
Valuation allowance for deferred income tax assets	(2,835,108)	(2,060,283)
Net deferred income tax assets	652,145	903,283

Deferred income tax liabilities:
Intangible assets	(647,554)	(897,196)
Property, equipment and other	(4,591)	(6,087)
Total deferred income tax liabilities	(652,145)	(903,283)
Net deferred income tax assets	$—	$—

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

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset at December 31, 2021 and 2020. As of December 31, 2021, the Company had a total valuation allowance of approximately $2,835,000 for its deferred tax assets. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $11,715,000, consisting of $5,295,000 that have an indefinite carryover period and $6,420,000 that expire at various intervals through 2037. Use of NOL carryforwards is limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding year(s). A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. As of December 31, 2021, the Company also has a capital loss carryforward of approximately $386,000 that expires in 2025, and a research and development credit carryforward of approximately $515,000 that will expire at various intervals through 2040.

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

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program: On April 17, 2020, the Company received $71,268 and on February 22, 2021 the Company received $76,395 in proceeds from the SBA Paycheck Protection Program, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES). Under the program, the Company received $71,268 forgiveness of the debt from the SBA based on the use of the proceeds over the 24-week period following funding of the loan in the year ended December 31, 2020 and $76,395 in the year ended December 31, 2021. The forgiveness was recorded as loan forgiveness in other income on the consolidated statement of operations.

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

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

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received a $3,000 Economic Injury Disaster Loan (“EIDL”) advance and $150,000 in proceeds from the SBA’s EIDL Program. On July 20, 2021, the Company received an additional $7,000 SBA EIDL Advance which has been forgiven and, on July 14, 2021, the Company received a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,022 monthly over thirty years from the date of the original promissory note will begin on June 5, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of December 31, 2021, the Company recognized $9,760 of accrued interest on the note.

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

Subsequent to the year ended December 31, 2021, the Company issued an additional 76,953 shares of Series A-2 stock at $5.25 per share and received proceeds of $404,003. The Company has 20,187 shares of Series A-2 stock remaining available for issuance.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of December 31, 2021 and 2020, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2021, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2021, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of December 31, 2021, there were $1,522,970 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For years ended December 31, 2021 and 2020, the Company recorded compensation costs for stock options of $219,718 and $219,718, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted no options during the years ended December 31, 2021 and 2020.

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

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2020	1,081,667	$1.74	7.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2020	1,081,667	$1.74	6.67

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2021	1,081,667	$1.74	5.67	$—

Exercisable at December 31, 2021	868,332	$1.79	5.14	$28,000

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

During the years ended December 31, 2021 and 2020, options for 180,000 and 179,999 shares vested, respectively. As of December 31, 2021, there was $185,731 unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2022.

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2021 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2021. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2021 and 2020 was $28,535.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2020, thus limiting any future royalties as of December 31, 2021 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2021 and 2020 because it has not received any revenue from the sale of products to date.

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

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,827,088 shares or 28.3% of the Common Stock outstanding as of December 31, 2021.

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

Evolutionary Genomics, Inc. and Subsidiary Notes to Consolidated Financial Statements December 31, 2021 and 2020

Note 13: Liquidity

As of December 31, 2021, the Company had $214,009 in operating cash and during 2021 used $1,583,139 of cash in operations. Subsequent to the year ended December 31, 2021, the Company issued an additional 76,953 shares of Series A-2 stock at $5.25 per share and received proceeds of $404,003. The Company’s current projections for 2022 requires cash of $578,143. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these factors and in addition to the $404,000 of proceeds received subsequent to the year ended December 31, 2021 and funding from our agreement with Dole, management expects to receive additional funds from option exercises and will reduce operating expenses with employee salary deferrals to provide the necessary liquidity to meet our obligations as they come due over the next year. We expect that the funding from these sources will be sufficient to cover our obligations for the next twelve months. Additional shareholder funding could result in dilution to existing shareholders. If the funding does not arrive, the Company may not be able to meet its obligations as they become due.

