Form 10-Q
period 2022-03-31
EVOLUTIONARY GENOMICS, INC.
filed 2022-05-16
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

As of March 31, 2022, the Registrant had 6,615,231 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 189,337 shares of Series A-2 preferred stock, $.001 par value outstanding. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2022 and for the three month period ended March 31, 2022 and 2021 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets
Cash	$1,042,290	$214,009
Prepaid expenses	41,762	41,792
Total current assets	1,084,052	255,801

Non-current assets
Property and equipment, net	15,013	18,698
Intangible assets, net	2,405,905	2,657,592
Total non-current assets	2,420,918	2,676,290
Total assets	$3,504,970	$2,932,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$56,147	$18,866
Total current liabilities	56,147	18,866

Long-term liabilities
Notes payable	3,743,747	3,743,747
Total liabilities	3,762,754	3,762,613
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at March 31, 2022 and December 31, 2021
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation preference at March 31, 2022 of $4,497,057	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 189,337 and 102,860 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively; liquidation preference at March 31, 2022 of $1,119,112	994,019	540,015
Total preferred stock subject to possible redemption	4,023,598	3,569,594
Stockholders' deficit
Preferred Stock	1,592,571	1,521,796
Common Stock, $0.001 par value; 780,000,000 shares authorized, 6,615,231 and 5,881,898 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6,615	5,882
Additional paid-in capital	12,484,653	11,949,702
Accumulated deficit	(18,402,361)	(17,877,496)
Total stockholders' deficit	(4,318,522)	(4,400,116)
Total liabilities and stockholders' deficit	$3,504,970	$2,932,091

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

For the Three Months ended March 31, 2022 and 2021,

(unaudited)

	2022	2021

Revenue	$—	$—

Operating expenses
Research and development	99,089	96,815
Salaries and benefits	93,959	92,430
General and administrative	331,896	324,605
Total operating expenses	524,944	513,850

Operating loss	(524,944)	(513,850)

Other income:
Investment income	79	108
Total other income	79	108
Loss before income taxes	(524,865)	(513,742)
Income taxes	—	—
Net loss	(524,865)	(513,742)
Preferred stock dividend	(70,775)	(71,392)
Net loss attributable to common stockholders	$(595,640)	$(585,134)

Net loss per common share
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

Weighted average common shares outstanding
Basic	5,890,046	5,881,898
Diluted	5,890,046	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Three Months Ended March 31, 2022
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2021	5,881,898	$5,882	$1,521,796	$11,949,702	$(17,877,496)	$(4,400,116)
Common Stock issuance	733,333	733	—	549,267	—	550,000
Stock compensation	—	—	—	56,459	—	56,459
Preferred stock dividends	—	—	70,775	(70,775)	—	—
Net loss	—	—	—	—	(524,865)	(524,865)
Balance, March 31, 2022	6,615,231	$6,615	$1,592,571	$12,484,653	$(18,402,361)	$(4,318,522)

	Three Months Ended March 31, 2021
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2022 and 2021

(unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(524,865)	$(513,742)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	255,372	259,703
Stock-based compensation	56,459	54,930
Changes in operating assets and liabilities:
Prepaid expenses	30	3,465
Accounts payable and accrued expenses	37,281	971
Cash flows from operating activities	(175,723)	(194,673)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of Common Stock	550,000	—
Proceeds from issuance of Preferred Stock	454,004	—
Proceeds from issuance of notes payable	—	76,395
Cash flows from financing activities	1,004,004	76,395

Net change in cash	828,281	(118,278)

Cash, beginning of period	214,009	215,836

Cash, end of period	$1,042,290	$97,558

Supplemental cash flow information
Preferred stock dividend accrual	$70,775	$71,392

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

The condensed consolidated balance sheet as of March 31, 2022, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2021 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending December 31, 2022.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the three months ended March 31, 2022 and 2021.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the three months ended March 31, 2022 and 2021.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of March 31, 2022 and December 31, 2021, a full valuation allowance has been established on the net deferred tax asset.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

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

Net Loss Per Common Share: Basic net loss per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the three months ended March 31, 2022, common stock equivalents including 766,400 shares of convertible preferred stock and options for 1,215,000 shares of common stock were excluded because their effect was anti-dilutive. For the three months ended March 31, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive.

Subsequent Events: The Company has evaluated all subsequent events through the date of this filing. There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Note 4: Property and Equipment

Property and equipment is comprised of the following:

	March 31,	December 31,
	2022	2021
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(488,652)	(484,967)
Property and equipment, net	$15,013	$18,698

Depreciation expense for the three months ended March 31, 2022 and 2021 was $3,685 and $8,016, respectively.

Note 5: Intangible Assets

Intangible assets are comprised of the following:

	March 31,	December 31,
	2022	2021
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(1,662,736)	(1,411,049)
Intangible assets, net	$2,405,905	$2,657,592

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2022	$755,064
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
December 31, 2026	2,602
Thereafter	781
Total	$2,405,905

Amortization expense for the acquired research in progress and patents during the three months ended March 31, 2022 and 2021 was $251,687.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants. With the banana development project contract in place and the expected marketing of our soybean genes in fall-2022, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $33,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

Note 6: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”): On February 22, 2021, the Company received $76,395 in proceeds from the PPP, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES). Under the program, the Company applied for and received forgiveness of the debt in the year ended December 31, 2021. The forgiveness was recorded as loan forgiveness in other income on the condensed and consolidated statements of operations.

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received $150,000 in proceeds from the SBA’s EIDL Program. On July 20, 2021, the Company received a $7,000 SBA EIDL Advance which has been forgiven and, on July 14, 2021, the Company received a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,020 monthly over thirty years from the date of the original promissory note will begin on December 5, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of March 31, 2022, the Company recognized $11,635 of accrued interest on the note.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

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

Note 7: Stockholders’ Equity

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share, 600,000 of which were designated as Series A-1 Convertible Preferred Stock (“Series A-1”) and 200,000 of which were designated as Series A-2 Convertible Preferred Stock (“Series A-2”). The Board of Directors, without a vote of the shareholders, is authorized to issue additional shares of Preferred Stock in series and to establish the characteristics thereof. During the three months ended March 31, 2022, the Company issued 733,333 shares of Common Stock and received $550,000 of proceeds and issued 86,477 shares of Series A-2 and received $454,004 of proceeds.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of March 31, 2022 and December 31, 2021, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of March 31, 2022, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of March 31 2022, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of March 31, 2022, there were $1,592,571 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For three months ended March 31, 2022 and 2021, the Company recorded compensation costs for stock options of $56,459 and $59,590, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 133,333 and 0 options during the three months ended March 31, 2022 and 2021, respectively.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. Volatility of the underlying common shares was determined based on the historical volatility for the Company’s for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected life of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107.

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Volatility	154%
Expected Term	5.5 years
Dividend Rate	0%
Risk Free Rate	2.56%

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term(Years)	Total Intrinsic Value

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2021	1,081,667	$1.74	5.67

Balance, January 1, 2022	1,081,667	$1.74	5.67
Granted	133,333	$0.83	9.98
Exercised	—	—	—
Cancelled	—	—	—
Balance, March 31, 2022	1,215,000	$1.64	5.93	$—

Exercisable at March 31, 2022	868,332	$1.79	4.90	$37,333

During each of the three months ended March 31, 2022 and 2021, options for 0 shares vested. As of March 31, 2022 there was $222,297 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2023.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021 (Unaudited)

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2022 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2022. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2022 and 2021 was $7,134.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2022, thus limiting any future royalties as of March 31, 2022 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2022 because it has not received any revenue from the sale of products to date.

Other Commitments: On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA. On April 18, 2022, the Company entered into a Standard Research Agreement with UW for the testing of banana plants for resistance to TR4 Panama Disease. The agreement includes payments from the Company in the amount of $143,124 over the twelve month expected term of the project.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,827,088 shares or 24.75% of the Common Stock outstanding as of March 31, 2022.

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

Note 12: Liquidity

As of March 31, 2022, the Company had $1,042,289 in operating cash and expect that our operating expenses for the next twelve months will be $877,056. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year.

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

Company Overview

Evolutionary Genomics, Inc. (the "registrant" or "Company") was incorporated under the laws of the state of Minnesota in November 1990 under the name Fonahome Corporation. On March 24, 2009, the Company reincorporated in the state of Nevada and merged with its wholly owned subsidiary, Fona, Inc., adopting the surviving company’s name, Fona, Inc. and simultaneously adopted the capital structure of Fona Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Corporation’s Board providing for the issuance of such preferred stock or series thereof.

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

The goal of the grant funded research projects was to discover genetic intellectual properties with commercial value. Evolutionary Genomics’ soybean pest resistance project is a multiple year illustration of the evolution of a project from concept through marketing to seed companies. The project has yielded identified genes for pest resistance in soybeans with partial validation complete. Evolutionary Genomics has partially completed two generation, whole plant validation testing but has decided to postpone further testing indefinitely to focus resources on our banana project. The Company has extended this soybean pest resistance research to other crops including beans, tomatoes, cotton and maize and has identified candidate genes. Further research on these crops is dependent on revenue from our banana project or additional capital funding. If we are able to complete additional validation testing, we intend to market these genes to the seed industry.

Our banana pest resistance project is another project illustration. We identified a gene (FusR1) in bananas that appears to confer resistance to Fusarium Fungus which leads to Panama Disease. We marketed the gene to banana companies and, in August 2020, executed a Development and Commercialization Agreement (“DCA”) with Dole Food Company (“Dole”) which includes three years of development work funded by Dole and the framework for a long-term licensing relationship. While Dole is supplying significant funding for the three-year development of this banana gene in the form of promissory notes, there can be no assurance that this development work will lead to licensing revenue as there are many risks involved in genetic trait development.

Evolutionary Genomics’ Business Strategy

The single most valuable step in the process of crop improvement is the identification of the key genes among the 30,000 or more in the genome that has the desired impact. The Company has identified pest/disease resistance genes in bananas, soybeans and other commercially valuable crops. If validation testing of these genes is successful, we will market them to the industry. This strategy requires Evolutionary Genomics to incur significant research costs prior to any confirmation of commercial viability and there can be no guarantee that the desired results can be achieved or that commercialization can be reached.

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

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease). Subject to compliance with various provisions of the agreement, the agreement includes partial working capital funding from Dole to the Company through 2024. In addition to working capital funding, Dole reimburses the Company for the development of banana plants and Dole will incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. In the year ended December 31, 2021, the Company received $800,000 of working capital funding and $647,916 of reimbursement of development costs pursuant to this agreement. From the effective date of the agreement, the Company has received $1,600,000 of working capital funding and $1,943,747 of reimbursement of development costs pursuant to this agreement. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project.

During 2021 and the three months ended March 31, 2022, the University of Wisconsin was able to successfully transform banana plants using our FusR1 gene and we currently have banana plants from multiple gene constructs growing in greenhouses. During 2022, in accordance with our DCA with Dole, we are engaged in testing on these plants to determine if our FusR1 gene successfully conferred resistance to Fusarium and Panama Disease. Upon successful completion of validation testing and field trials by Dole, under the terms of the agreement with Dole, we expect to negotiate a long-term royalty contract for the commercialization of banana plants using our genes. This licensing arrangement will likely be exclusively with Dole and contain royalty payments based on the number of plants and/or hectares of plants. Even if EG’s genes are proven to be effective, it is difficult to predict the future revenue stream that any licensing arrangement can generate and will be heavily dependent upon the speed with which Panama Disease spreads throughout the world necessitating a solution and any changes in the price of bananas based on supply and demand. Many articles are available in the public realm detailing the significance of the disease and the spread throughout the world.

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

There are many risks associated with achieving these desired results including but not limited to:

-	We may not be able to adequately establish patent protection for our intellectual property or others may have competing claims.
-	Others may develop competitive approaches to compete with our genes.
-	Our genes may cause unforeseen and undesirable changes beyond the pest resistance such as yield degradation or changes in the appearance or taste of the fruit.
-	Our genes may fail to deliver the desired results of resistance to Fusarium.
-	Global regulations and/or consumer preference may prevent the successful commercial launch of bananas with genetics changed using our methods.
-	We will be dependent on others for the successful production and marketing of bananas with our genes and many factors will be outside of our control.
-	Our expected future royalty revenue will be highly dependent upon the successful execution of the banana development project in the DCA with Dole and the negotiation of a long-term royalty licensing agreement.

While Panama Disease 1) is potentially existential to the banana industry, 2) has no known treatment and 3) is not yet widespread, Black Sigatoka Disease is a different disease that is very wide-spread and is treated with toxins at a cost of up to $2,300 per hectare per year. We spent the last two years researching wild banana plants to identify a gene that could potentially be used to develop plants that are resistant to Black Sigatoka with no or reduced use of toxins. On October 21, 2021, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING BLACK SIGATOKA DISEASE. We are awaiting review of these patents by the United States Patent Office. We are in the early stages of developing this gene and others are working on competing approaches. There is no guarantee that this will lead to commercial success. Like our FusR1 project, transformation and validation can be very expensive and we will need funding from either grants or potential customers or additional capital from investors, none of which can be assured.

On April 29, 2014, the United States Patent and Trademark Office issued patent 8,710,300 titled EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS. On December 5, 2017 and March 3, 2020, the United States Patent and Trademark Office issued additional patents which extended the previous patent to include additional variations of the gene. We have filed additional patents in multiple countries that are at various stages of processing. On January 18, 2022, the Company filed a patent application on its second soybean pest/disease resistance gene, EG19, and has included that gene in its ongoing two generation, whole plant validation research. The Company has also discovered additional candidate genes that may impact pathogen resistance. There can be no assurance that any of these genes will be proven effective in validation testing or lead to licensing agreements or revenue.

We entered into a Service Agreement with the Wisconsin Crop Innovation Center (“WCIC”) under which they have transformed soybeans using our genes and helped to establish the right combinations to achieve a range of expression. WCIC grew events from seven constructs of EG261 and EG19 in their greenhouses. The testing of these T2 generation seedlings at the University of Missouri is partially complete but we have indefinitely suspended work on these genes to focus our resources on our banana projects. If we resume these projects and results from the whole plant validation trials confirm the findings of the University of Wisconsin-Madison for EG261 and the effectiveness of the new gene, EG19, the Company intends to enter negotiations for a long-term research collaboration and licensing agreement with seed companies. The testing phase includes field trials which may proceed for several years prior to generating licensing revenue. There are many risks in this process including some that are outside of Evolutionary Genomics’ control and there can be no guarantee that we will ever generate any revenue from these potential agreements.

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of March 31, 2022 and leases its operating facility on a month-to-month basis after September 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended March 31,
	2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue	$—	N/A	$—	N/A
Research and development	99,089	N/A	96,815	N/A
Salaries and benefits	93,959	N/A	92,430	N/A
General and administrative	331,896	N/A	324,605	N/A
Total operating expenses	524,944	N/A	513,850	N/A
Operating loss	(524,944)	N/A	(513,850)	N/A
Other income	79	N/A	108	N/A
Income taxes	—	N/A	—	N/A
Net loss	($524,865)	N/A	($513,742)	N/A
Preferred stock dividend	(70,775)	N/A	(71,392)	N/A
Net loss attributable to common stockholders	($595,640)	N/A	($585,134)	N/A

Operating Expenses

Operating expenses increased $11,094, or 2.2% to $524,944 for the three months ended March 31, 2022 from $513,850 for the three months ended March 31, 2021. Changes in these items are described below.

Research and Development

Research and development increased $2,274, or 2.3%, to $99,089 for the three months ended March 31, 2022 from $96,815 for the three months ended March 31, 2021. The increase was primarily due to increased patent costs.

Salaries and Benefits

Salaries and benefits increased $1,529, or 1.7%, to $93,959 for the three months ended March 31, 2022 from $92,430 for the three months ended March 31, 2021. The increase was primarily due to increased benefit costs.

General and Administrative

General and administrative expenses increased $7,291, or 2.2%, to $331,896 for the three months ended March 31, 2022 from $324,605 for the three months ended March 31, 2021. The increase was primarily due to increased professional fees.

Other Income

Total other income decreased $29, or 26.9%, to $79 for the three months ended March 31, 2022 from $108 for the three months ended March 31, 2021. The decrease was primarily due to decreased interest income.

Net Loss

Net loss increased $11,123, or 2.2%, to $524,865 for the three months ended March 31, 2022 from $513,742 for the three months ended March 31, 2021. The increase was primarily due to increased patent expense and professional fees.

Financial Condition

The Company’s working capital increased $790,970 to $1,027,905 as of March 31, 2022 from $236,935 as of December 31, 2021 primarily due to proceeds received from stock issuances, which was partially offset by the operating loss.

Liquidity

As of March 31, 2022, the Company had $1,042,290 in operating cash and expect that our operating expenses for the next twelve months will be approximately $981,000. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through March 31, 2022 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of March 31, 2022. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the three months ended March 31, 2022 and 2021 was $7,134.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of March 31, 2022, thus limiting any future royalties as of March 31, 2022 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the three months ended March 31, 2022 because it has not received any revenue from the sale of products to date.

On September 18, 2020, the Company entered into a Standard Research Agreement with UW for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

On April 18, 2022, the Company entered into a Standard Research Agreement with UW for the testing of banana plants for resistance to TR4 Panama Disease. The agreement includes payments from the Company in the amount of $143,124 over the twelve month expected term of the project.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

May 16, 2022

