Form 10-Q
period 2022-09-30
EVOLUTIONARY GENOMICS, INC.
filed 2022-10-21
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

EVOLUTIONARY GENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54129	26-4369698
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

As of October 19, 2022, the Registrant had 6,655,232 shares of common stock, $.001 par value, 577,063 shares of Series A-1 preferred stock, $.001 par value and 189,337 shares of Series A-2 preferred stock, $.001 par value outstanding. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

EVOLUTIONARY GENOMICS, INC.

PART I. FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Evolutionary Genomics, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed and consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets
Cash	$765,550	$214,009
Prepaid expenses	11,652	41,792
Total current assets	777,202	255,801

Non-current assets
Property and equipment, net	7,641	18,698
Intangible assets, net	1,902,529	2,657,592
Total non-current assets	1,910,170	2,676,290
Total assets	$2,687,372	$2,932,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$158,527	$18,866
Total current liabilities	158,527	18,866

Long-term liabilities
Notes payable	3,743,747	3,743,747
Total liabilities	3,902,274	3,762,613

Commitments and contingencies

Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at September 30, 2022 and December 31, 2021
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at September 30, 2022 and December 31, 2021; liquidation preference at September 30, 2022 of $4,618,572	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 189,337 and 102,860 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively; liquidation preference at September 30, 2022 of $1,158,981	994,019	540,015
Total preferred stock subject to possible redemption	4,023,598	3,569,594

Stockholders' deficit
Preferred Stock - accrued dividends	1,753,955	1,521,796
Common Stock, $0.001 par value; 780,000,000 shares authorized, 6,655,232 and 5,881,898 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6,655	5,882
Additional paid-in capital	12,479,601	11,949,702
Accumulated deficit	(19,478,711)	(17,877,496)
Total stockholders' deficit	(5,238,500)	(4,400,116)
Total liabilities and stockholders' deficit	$2,687,372	$2,932,091

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Operating expenses
Research and development	117,897	744,542	323,164	977,556
Salaries and benefits	115,686	92,430	325,331	277,289
General and administrative	312,098	305,335	953,562	955,019
Total operating expenses	545,681	1,142,307	1,602,057	2,209,864

Operating loss	(545,681)	(1,142,307)	(1,602,057)	(2,209,864)

Other income:
Investment income	404	255	842	369
Loan Forgiveness	—	83,395	—	83,395
Total other income	404	83,650	842	83,764
Loss before income taxes	(545,277)	(1,058,657)	(1,601,215)	(2,126,100)
Income taxes	—	—	—	—
Net loss	(545,277)	(1,058,657)	(1,601,215)	(2,126,100)
Preferred stock dividends	(81,133)	(71,392)	(232,159)	(214,176)
Net loss attributable to common stockholders	$(626,410)	$(1,130,049)	$(1,833,374)	$(2,340,276)

Net loss per common share, basic	$(0.09)	$(0.19)	$(0.29)	$(0.40)
Net loss per common share, diluted	$(0.09)	$(0.19)	$(0.29)	$(0.40)

Weighted average common shares outstanding, basic	6,655,232	5,881,898	6,392,521	5,881,898
Weighted average common shares outstanding, diluted	6,655,232	5,881,898	6,392,521	5,881,898

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statement of Stockholders' Deficit

	Nine Months Ended September 30, 2022
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2021	5,881,898	$5,882	$1,521,796	$11,949,702	$(17,877,496)	$(4,400,116)
Common Stock issuance	733,333	733	—	549,267	—	550,000
Stock compensation	—	—	—	56,459	—	56,459
Preferred stock dividends	—	—	70,775	(70,775)	—	—
Net loss	—	—	—	—	(524,865)	(524,865)
Balance, March 31, 2022	6,615,231	$6,615	$1,592,571	$12,484,653	$(18,402,361)	$(4,318,522)
Option exercise	40,001	40	—	(40)	—	—
Stock compensation	—	—	—	78,186	—	78,186
Preferred stock dividends	—	—	80,251	(80,251)	—	—
Net loss	—	—	—	—	(531,073)	(531,073)
Balance, June 30, 2022	6,655,232	$6,655	$1,672,822	$12,482,548	$(18,933,434)	$(4,771,409)
Stock compensation	—	—	—	78,186	—	78,186
Preferred stock dividends	—	—	81,133	(81,133)	—	—
Net loss	—	—	—	—	(545,277)	(545,277)
Balance, September 30, 2022	6,655,232	$6,655	$1,753,955	$12,479,601	$(19,478,711)	$(5,238,500)

	Nine Months Ended September 30, 2021
	Common Stock		Preferred	Additional	Accumulated	Stockholders'
	Shares	Amount	Dividend	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(513,742)	(513,742)
Balance, March 31, 2021	5,881,898	$5,882	$1,307,620	$11,999,090	$(15,597,294)	$(2,284,702)
Stock compensation	—	—	—	54,929	—	54,929
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(553,701)	(553,701)
Balance, June 30, 2021	5,881,898	$5,882	$1,379,012	$11,982,627	$(16,150,995)	$(2,783,474)
Stock compensation	—	—	—	54,930	—	54,930
Preferred stock dividends	—	—	71,392	(71,392)	—	—
Net loss	—	—	—	—	(1,058,657)	(1,058,657)
Balance, September 30, 2021	5,881,898	$5,882	$1,450,404	$11,966,165	$(17,209,652)	$(3,787,201)

The accompanying notes are an integral part of the consolidated financial statements.

Evolutionary Genomics, Inc. and Subsidiary

Condensed and Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2022 and 2021

(unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(1,601,215)	$(2,126,100)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	766,120	779,112
Stock-based compensation	212,831	164,789
Changes in operating assets and liabilities:
PPP Loan Forgiveness	—	(83,395)
Prepaid expenses	30,140	37,464
Accounts payable and accrued expenses	139,661	36,491
Cash flows from operating activities	(452,463)	(1,191,639)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of Common Stock	550,000	—
Proceeds from issuance of Preferred Stock	454,004	—
Proceeds from issuance of notes payable	—	1,581,311
Cash flows from financing activities	1,004,004	1,581,311

Net change in cash	551,541	389,672

Cash, beginning of period	214,009	215,836

Cash, end of period	$765,550	$605,508

Supplemental cash flow information
Preferred stock dividend accrual	$232,159	$214,176

The accompanying notes are an integral part of the consolidated financial statements.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months and three months ended September 30, 2022 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending December 31, 2022.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

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

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the nine months or three months ended September 30, 2022 and 2021.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Patents are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the nine months or three months ended September 30, 2022 and 2021.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of September 30, 2022 and December 31, 2021, a full valuation allowance has been established on the net deferred tax asset.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

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

Net Loss Per Common Share: Basic net loss per common share excludes any dilutive effects of equity instruments. We compute diluted net loss per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the nine and three months ended September 30, 2022, common stock equivalents including 766,400 shares of convertible preferred stock and options for 1,028,333 shares of common stock were excluded because their effect was anti-dilutive. For the nine and three months ended September 30, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive.

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

Note 4: Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2022	2021
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(496,024)	(484,967)
Property and equipment, net	$7,641	$18,698

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $11,057 and $24,048, respectively.

Depreciation expense for the three months ended September 30, 2022 and 2021 was $3,686 and $8,015, respectively.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

Note 5: Intangible Assets

Intangible assets are comprised of the following:

	September 30,	December 31,
	2022	2021
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(2,166,112)	(1,411,049)
Intangible assets, net	$1,902,529	$2,657,592

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2022, remaining	$251,688
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
December 31, 2026	2,602
Thereafter	781
Total	$1,902,529

Amortization expense for the acquired research in progress and patents during the nine months ended September 30, 2022 and 2021 was $755,063.

Amortization expense for the acquired research in progress and patents during the three months ended September 30, 2022 and 2021 was $251,688.

In its merger completed on October 19, 2015, the Company acquired research in progress. The value of the acquired research in progress was based upon several factors including, evaluation of other intangible assets, the purchase price, estimated future cash flows, and the amounts expended on the research to date. The research in progress was the identification and validation of genes to provide pest and disease resistance to plants. With the banana development project contract in place and the expected marketing of our soybean genes, the Company placed this asset in service on August 19, 2020. Additional costs to complete the soybean research are expected to be approximately $33,000, which will be expensed as incurred. The timing and cost of additional research may vary from these estimates as the success of the research is subject to many factors outside of the Company’s control.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

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

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received $150,000 in proceeds from the SBA’s EIDL Program. On July 20, 2021, the Company received a $7,000 SBA EIDL Advance which has been forgiven and, on July 14, 2021, the Company received a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,020 monthly over thirty years from the date of the original promissory note will begin on December 5, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of September 30, 2022, the Company recognized $14,760 of accrued interest on the note.

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

Note 7: Stockholders’ Equity

The Amended and Restated Certificate of Incorporation of the Company dated October 19, 2015 authorized the issuance of 800,000,000 shares of all classes of stock including 780,000,000 shares of Common Stock having a par value of $0.001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.001 per share, 600,000 of which were designated as Series A-1 Convertible Preferred Stock (“Series A-1”) and 200,000 of which were designated as Series A-2 Convertible Preferred Stock (“Series A-2”). The Board of Directors, without a vote of the shareholders, is authorized to issue additional shares of Preferred Stock in series and to establish the characteristics thereof. During the nine months ended September 30, 2022, the Company issued 733,333 shares of Common Stock and received $550,000 of proceeds and issued 86,477 shares of Series A-2 and received $454,004 of proceeds.

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of September 30, 2022 and December 31, 2021, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of September 30, 2022, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of September 30 2022, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of September 30, 2022, there were $1,753,955 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 8: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For the nine months ended September 30, 2022 and 2021, the Company recorded compensation costs for stock options of $212,831 and $164,789, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded compensation costs for stock options of $78,186 and $54,930. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted 133,333 and 0 options during the nine months ended September 30, 2022 and 2021, respectively.

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

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Volatility	154%
Expected Term	5.5 years
Dividend Rate	0%
Risk Free Rate	2.56%

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2021	1,081,667	$1.74	5.67

Balance, January 1, 2022	1,081,667	$1.74	5.67
Granted	133,333	$0.83	9.48
Exercised	(186,667)	$0.55	—
Cancelled	—	—	—

Balance, September 30, 2022	1,028,333	$1.84	6.47	$—

Exercisable at September 30, 2022	681,665	$2.13	5.70	$—

During each of the nine months and three months ended September 30, 2022 and 2021, options for 0 shares vested. As of September 30, 2022 there was $65,926 of unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2023.

During the nine months ended September 30, 2022, options for 186,667 shares at an exercise price of $0.55 per share were exercised using the cashless method of providing existing shares resulting in the issuance of 40,001 net new shares.

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

EVOLUTIONARY GENOMICS, INC. AND SUBSIDIARY NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021 (Unaudited)

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2022 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2022. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2022 and 2021 was $19,023 and $21,401, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2022, thus limiting any future royalties as of September 30, 2022 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2022 because it has not received any revenue from the sale of products to date.

Other Commitments: On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs have been and will be reimbursed, in the form of notes payable by Dole in accordance with our DCA. On April 18, 2022, the Company entered into a Standard Research Agreement with UW for the testing of banana plants for resistance to TR4 Panama Disease. The agreement includes payments from the Company in the amount of $143,124 over the twelve-month expected term of the project. In the nine months ended September 30, 2022, the Company paid $128,809 under this contract and was fully reimbursed by Dole.

Note 10: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,841,374 shares or 24.81% of the Common Stock outstanding as of September 30, 2022.

Note 11: Concentrations

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits.

Note 12: Liquidity

As of September 30, 2022, the Company had $765,550 in operating cash and expects that our operating expenses net of contractual reimbursements and notes payable funding from Dole for the next twelve months will be approximately $599,000. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year.

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

Business Model

Evolutionary Genomics’ primary source of revenue through September 30, 2020 had been contract services revenue and notes payable funding for research performed by Evolutionary Genomics on behalf of other commercial entities and grant income received from governmental agencies, industry associations and grant making foundations for research performed. Ownership of the intellectual property in these projects varies from Evolutionary Genomics retaining all intellectual property rights to retaining none of the developed intellectual property for the crop that is the subject of the project. In addition to contract services revenue for research, Evolutionary Genomics intends to continue to pursue grant funding from governmental agencies, industry associations and grant making foundations. These sources of funding are often subject to limitations in available funds, funding priorities in areas other than our area of focus, political uncertainties, long approval processes and competition with other research proposals.

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

During 2021 and the nine months ended September 30, 2022, the University of Wisconsin was able to successfully transform banana plants using our FusR1 gene and we currently have banana plants from multiple gene constructs growing in greenhouses and undergoing resistance testing. During 2022, in accordance with our DCA with Dole, we are engaged in testing on these plants to determine if our FusR1 gene successfully conferred resistance to Fusarium and Panama Disease and initial testing indicates some resistance. Upon successful completion of validation testing and field trials by Dole, under the terms of the agreement with Dole, we expect to negotiate a long-term royalty contract for the commercialization of banana plants using our genes. This licensing arrangement will likely be exclusively with Dole and contain royalty payments based on the number of plants and/or hectares of plants. Even if EG’s genes are proven to be effective, it is difficult to predict the future revenue stream that any licensing arrangement can generate and will be heavily dependent upon the speed with which Panama Disease spreads throughout the world necessitating a solution and any changes in the price of bananas based on supply and demand. Many articles are available in the public realm detailing the significance of the disease and the spread throughout the world.

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

Evolutionary Genomics has no registered trademarks. The Company had two full time employees and one part-time employee as of September 30, 2022 and leases its operating facility on a month-to-month basis after September 30, 2017. Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Unaudited Results of Operations

	Three Months Ended June 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue	$—	N/A	$—	N/A	$—	N/A	$—	N/A
Research and development	117,897	N/A	744,542	N/A	323,164	N/A	977,556	N/A
Salaries and benefits	115,686	N/A	92,430	N/A	325,331	N/A	277,289	N/A
General and administrative	312,098	N/A	305,335	N/A	953,562	N/A	955,019	N/A
Total operating expenses	545,681	N/A	1,142,307	N/A	1,602,057	N/A	2,209,864	N/A
Operating loss	(545,681)	N/A	(1,142,307)	N/A	(1,602,057)	N/A	(2,209,864)	N/A
Other income	404	N/A	83,650	N/A	842	N/A	83,764	N/A
Income taxes	—	N/A	—	N/A	—	N/A	—	N/A
Net loss	$(545,277)	N/A	$(1,058,657)	N/A	$(1,601,215)	N/A	$(2,126,100)	N/A
Preferred stock dividend	(81,133)	N/A	(71,392)	N/A	(232,159)	N/A	(214,176)	N/A
Net loss attributable to common stockholders	$(626,410)	N/A	$(1,130,049)	N/A	$(1,833,374)	N/A	$(2,340,276)	N/A

Operating Expenses

Operating expenses decreased $607,807, or 27.5% to $1,602,057 for the nine months ended September 30, 2022 from $2,209,864 for the nine months ended September 30, 2021. Changes in these items are described below.

Operating expenses decreased $596,626, or 52.2% to $545,681 for the three months ended September 30, 2022 from $1,142,307 for the three months ended September 30, 2021. Changes in these items are described below

Research and Development

Research and development decreased $654,392, or 66.9%, to $323,164 for the nine months ended September 30, 2022 from $977,556 for the nine months ended September 30, 2021. The decrease was primarily due to lower costs on our banana project partially offset by increased patent costs.

Research and development decreased $626,645, or 84.2%, to $117,897 for the three months ended September 30, 2022 from $744,542 for the three months ended September 30, 2021. The decrease was primarily due to lower costs on our banana project partially offset by increased patent costs.

Salaries and Benefits

Salaries and benefits increased $48,042, or 17.3%, to $325,331 for the nine months ended September 30, 2022 from $277,289 for the nine months ended September 30, 2021. The increase was primarily due to increased stock compensation costs.

Salaries and benefits increased $23,256, or 25.2%, to $115,686 for the three months ended September 30, 2022 from $92,430 for the three months ended September 30, 2021. The increase was primarily due to increased stock compensation costs.

General and Administrative

General and administrative expenses decreased $1,457, or 0.2%, to $953,562 for the nine months ended September 30, 2022 from $955,019 for the nine months ended September 30, 2021. The decrease was primarily due to lower insurance costs.

General and administrative expenses increased $6,763, or 2.2%, to $312,098 for the three months ended September 30, 2022 from $305,335 for the three months ended September 30, 2021. The increase was primarily due to increased professional fees.

Other Income

Total other income decreased $82,922, or 99.0%, to $842 for the nine months ended September 30, 2022 from $83,764 for the nine months ended September 30, 2021. The decrease was primarily due to forgiveness of our PPP loan in the nine months ended September 30, 2021.

Total other income decreased $83,246, or 99.5%, to $404 for the three months ended September 30, 2022 from $83,650 for the three months ended September 30, 2021. The decrease was primarily due to forgiveness of our PPP loan in the three months ended September 30, 2021.

Net Loss

Net loss decreased $524,885, or 24.7%, to $1,601,215 for the nine months ended September 30, 2022 from $2,126,100 for the nine months ended September 30, 2021. The decrease was primarily due to lower banana project costs partially offset by increased patent expense and stock compensation costs.

Net loss decreased $513,380, or 48.5%, to $545,277 for the three months ended September 30, 2022 from $1,058,657 for the three months ended September 30, 2021. The decrease was primarily due to lower banana project costs partially offset by increased patent expense and stock compensation costs.

Financial Condition

The Company’s working capital increased $381,739 to $618,674 as of September 30, 2022 from $236,935 as of December 31, 2021 primarily due to proceeds received from stock issuances, which was partially offset by the operating loss.

Liquidity

As of September 30, 2022, the Company had $765,550 in operating cash and expects that our operating expenses net of contractual reimbursements and notes payable funding from Dole for the next twelve months will be approximately $599,000. Management believes the Company’s existing cash balances along with contractually obligated future funding from our current agreement with Dole are sufficient to provide the necessary liquidity to meet our obligations as they come due over the next year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through September 30, 2022 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of September 30, 2022. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the nine months ended September 30, 2022 and 2021 was $19,023 and $21,401, respectively.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of September 30, 2022, thus limiting any future royalties as of September 30, 2022 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the nine months ended September 30, 2022 because it has not received any revenue from the sale of products to date.

On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. The initial term of this project ended on September 18, 2022 and the parties are continuing under verbal agreement to extend while a formal contract extension is being drafted. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

On April 18, 2022, the Company entered into a Standard Research Agreement with UW for the testing of banana plants for resistance to TR4 Panama Disease. The agreement includes payments from the Company in the amount of $143,124 over the twelve-month expected term of the project. In the nine months ended September 30, 2022, the Company paid $128,809 under this contract and was fully reimbursed by Dole.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2022, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

October 21, 2022

