Form 10-K
period 2022-12-31
EVOLUTIONARY GENOMICS, INC.
filed 2023-03-09
CIK 884363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2022 was $3,137,627 based on the closing price on the last day of trading prior to June 30, 2022.

Shares outstanding as of March 1, 2023 were 6,655,232 shares of common stock, $.001 par value and 577,063 shares of Series A-1 preferred stock, par value $.001 and 189,337 shares of Series A-2 preferred stock, par value $.001. The Registrant’s common stock trades on the OTC Markets under the trading symbol “FNAM”.

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

Advances in genetic research and modification of crop species have led to increased yield, drought tolerance and disease/pest resistance. In addition, mergers and consolidation within the industry has led to fewer competitors among the seed and production companies. The largest companies control much of the implementation of new plant varieties through patents and licensing agreements. Genetic traits providers, like Evolutionary Genomics, identify and develop genes that impact traits of interest to the industry and market those genes to these companies.

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

Dr. Walter Messier, a Company founder and our Chief Science Officer, published a seminal paper in the field: Messier and Stewart (1997) “Episodic adaptive evolution of primate lysozymes” Nature 385:151-154. The work described in this publication demonstrated that a known lysozyme gene that had been recruited for a new function to aid in digestion of leaves as a food source in certain monkeys had the kind of adaptive genetic changes indicating that the lysozyme gene had evolved more rapidly than the neutral substitution rate, indicating Darwinian positive selection. Many groups have used such methods to document Darwinian positive selection in other proteins. It was Dr. Messier’s insight that genes controlling a trait of interest could be identified by using molecular evolution analysis as a screen, comparing genes in a species with a trait to genes of a closely related species lacking the trait. The adapted genes found in such a screen could then be validated to determine their role in the presence or absence of the trait of interest.

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

Evolutionary Genomics’ Banana Project

During the 1950s the global banana industry was devastated by a disease (caused by Fusarium fungus) that effectively wiped out the predominate variety of commercial bananas know as Gros Michel leading to the development of the Cavendish banana, which makes up well over 90% of the commercial banana market today. Cavendish was resistant to the strain of Fusarium that wiped out the Gros Michel variety but, in recent years, is being challenged by a new race of Fusarium that threatens to, once again, devastate the global banana industry. The recent emergence of TR4 Panama Disease in the Western Hemisphere makes a swift solution to the crisis even more urgent. A substantial part of the banana market consists of exports from Central and South America to the United States.

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

We have successfully introduced FusR1 into cultivated bananas using a gene transformation approach in a project at the University of Wisconsin – Madison. Of the transformed events that were produced in the transformation stage, roughly half survived to the testable stage and we have been testing those events for Fusarium resistance over the last several months. Through the date of this report roughly half of those testable events remain untested, one-quarter were discarded as being susceptible and one-quarter have shown some resistance to Fusarium. We expect to receive additional test results over the next three months that may eliminate some of the events that have shown promise and/or may reveal additional events with promise.

The testing to date has included one to six plants per event which is not enough to advance to commercial production. We have begun replication of the promising events for field trials which will likely take 2-1/2 to 3 years to complete. In addition to testing for Fusarium resistance, plants will be observed for any changes in other traits such as fruit yield or taste. Many others are working on potential genetic and/or traditional breeding solutions. There can be no assurance that any of these events will result in plants that can be advanced for commercial production or that we can be competitive with solutions provided by others.

We believe that, given the threat of possible extinction for Cavendish, rapid approaches are not only warranted but essential and minimally genetically edited bananas will be accepted depending upon how the gene transfer is accomplished. Transfer of this native banana gene to cultivated bananas can also be accomplished with CRISPR technology, which allows a targeted, gene transfer and which, as compared to more traditional genetic editing techniques, minimizes potential side effects. We believe that Cavendish bananas can be rendered Fusarium Wilt resistant by changing only a few base pairs. These sorts of minimal changes have been allowed by the USDA and FDA in several crops. Even in Europe, use of CRISPR technology has gained some traction. To date, we have not used the CRISPR approach to produce resistant plants.

On June 26, 2019, we filed a United States patent application titled IDENTIFICATION AND RESISTANCE GENES FROM WILD RELATIVES OF BANANA AND THEIR USES IN CONTROLLING PANAMA DISEASE. We are awaiting review of these patents by the United States Patent Office. During 2021 and 2022, we filed patents in Europe, Africa, South and Central America, Australia and Asia and are awaiting review of those as well.

On August 19, 2020, the Company entered into a Development and Commercialization Agreement (“DCA”) with Dole Food Company for the development of plant varieties within the Musa genus of the Musaceae family (including the Cavendish variety of banana) that exhibit resistance to Fusarium Wilt Tropical Race 4 (popularly known as Panama Disease). Subject to compliance with various provisions of the agreement, the agreement includes partial working capital funding from Dole to the Company through 2024. In addition to working capital funding, Dole reimburses the Company for the development of banana plants and Dole will incur additional costs for the commercialization of plants upon successful completion of the development portion of this project. From the effective date of the agreement, the Company has received $1,600,000 of working capital funding and $1,943,747 of development costs pursuant to this agreement in the form of promissory notes. Per the Agreement, 50% of future royalties may be offset with the research funding provided by Dole. In the event that Dole terminates the agreement for material breach by the Company or the Company’s bankruptcy, the Company must repay all funding provided by Dole within six months of termination. The parties have agreed to negotiate the terms of the long-term license agreement upon successful completion of the development portion of this project.

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

While Panama Disease 1) is potentially existential to the banana industry, 2) has no known treatment and 3) is not yet widespread, Black Sigatoka Disease is a different disease that is very wide-spread and is treated with toxins at a cost of up to $2,300 per hectare per year. We spent the last two years researching wild banana plants to identify a gene that could potentially be used to develop plants that are resistant to Black Sigatoka with no or reduced use of toxins. We are in the early stages of developing this gene and others are working on competing approaches. There is no guarantee that this will lead to commercial success. Like our FusR1 project, transformation and validation can be very expensive and, if we do not receive licensing revenue from our FusR1 gene, we will need funding from either grants or potential customers or additional capital from investors, none of which can be assured.

Evolutionary Genomics’ Soybean Project

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

Patents

Evolutionary Genomics is the owner of the following issued patents:

Patent/App Serial #	Jurisdiction	Title	Filing Date	Issue Date	Expire Date
8710300 / 13949035	United States	EXPRESSION OF DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS ENHANCES PATHOGEN RESISTANCE IN PLANTS	7/23/2013	4/29/2014	7/23/2033
9834783/ 13901071	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	12/5/2017	5/23/2033
10577625/ 15800179	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	11/1/2017	3/3/2020	11/1/2037
9,605,274 / 14/479,550	United States	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	9/8/2014	3/28/2017	9/8/2034
AR091160B1 / P130101827	Argentina	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/24/2013	6/8/2021	5/24/2033
2872128	Canada	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
112014029381-3	Brazil	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	9/19/2017	5/23/2033
ZL201380039727.4	China	DIRIGENT GENE EG261 AND ITS ORTHOLOGS AND PARALOGS AND THEIR USES FOR PATHOGEN RESISTANCE IN PLANTS	5/23/2013	7/25/2017	5/23/2033

Material Agreements

Effective March 1, 2012, Evolutionary Genomics entered into an Agreement for Contract Services with Smith Bucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement. Evolutionary Genomics retains all ownership of patents and intellectual property developed in the project and is obligated to pay royalties to the United Soybean Board of ten percent of the sale of products derived from the soybean genes that were the subject of the research performed or from royalties received from the sale of products by a third party not to exceed 150% of the total amount paid to Evolutionary Genomics under this Agreement. Evolutionary Genomics recognized revenue of $262,400 from this contract, thus limiting any future royalties to a total of $393,600. The project term has expired but the royalty provisions remain in perpetuity.

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

The DCA also specifies that the Company will execute notes payable to Dole for the funding that Dole is providing up to $5,050,000. Through December 31, 2021, the Company executed notes for $800,000, $800,000, $1,295,831 and $647,916 under this DCA and recorded them as a long-term notes payable for financial statement purposes. There were no new notes in the year ended December 31, 2022. The notes are non-interest bearing and allow Dole to offset fifty percent of future royalty payments to the Company by reducing the amount of principal due on these notes. Other than this offset of future royalty payments, repayment of principal and interest is only required in the case of termination of the DCA by Dole for cause.

On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

The Company entered into a Service Agreement with WCIC for the maintenance and shipment of banana plants which includes unit pricing for services rendered and is expected to be completed by March 31, 2023. During the year ended December 31, 2022, $59,330 of cost was incurred under this contract and was reimbursed by Dole.

On April 18, 2022, the Company entered into a Service Agreement with the University of Wisconsin-Madison for the testing of banana plants which includes payments of $143,124 of which $128,811 were paid in the year ended December 31, 2022 and reimbursed by Dole.

Trademarks

Evolutionary Genomics has no registered trademarks.

Employees

Evolutionary Genomics had two full time employees and two part time employees as of December 31, 2022.

Facilities

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. Renewals are by mutual agreement.

Legal Proceedings

Evolutionary Genomics is not currently involved in or aware of any threatened or actual legal proceedings.

Capitalization

The Company is authorized to issue up to 780,000,000 shares of Common Stock and up to 20,000,000 shares of preferred stock. As of December 31, 2022, the Company had 6,655,232 shares of Common Stock outstanding, 577,063 shares of Series A-1 Preferred Stock (“Series A-1”) outstanding and 189,337 shares of Series A-2 Preferred Stock (“Series A-2”) outstanding. Both Series A-1 and Series A-2 are convertible into shares of Common Stock on a one share for one share basis. 1,400,000 shares of common stock have been reserved for issuance pursuant to the Company’s 2015 Stock Incentive Plan. Option grants have been issued for 340,000 shares of common stock at an exercise price of $0.55 per share, 133,333 shares of common stock at an exercise price of $0.83 per share, 490,000 shares of common stock at an exercise price of $1.50 per share, 150,000 shares of common stock at an exercise price of $1.65 per share, 180,000 shares of common stock at an exercise price of $3.00 per share, 100,000 shares of common stock at an exercise price of $3.30 per share and 100,000 shares of common stock at an exercise price of $3.50 per share. Options for 306,667 shares have been exercised, 158,333 have been cancelled and option grants of 1,028,333 shares remain outstanding as of December 31, 2022.

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

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1 and Series A-2, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2022, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2022, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum multiplied by the amount invested. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 has been paid. As of December 31, 2022, there were $1,835,089 in accrued preferred stock dividends.

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

As of December 31, 2022, the Company had $577,066 in operating cash and expects that operating cash flow net of contractual reimbursements and notes payable funding from Dole for the year ending December 31, 2023 will be approximately $546,000. Management believes that there may not be enough cash to pay our expenses for one year beyond the date of this report. Marketing of additional genes may lead to additional revenue and we have some flexibility to reduce operating costs but we may require additional capital. These factors create substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

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

Our officers and directors own, directly or indirectly approximately 29.3% of the outstanding shares of common and preferred stock, excluding options. Including options and warrants, our officers and directors own, directly or indirectly, approximately 36.4% of the outstanding shares of common stock. These stockholders, therefore, have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The interests of these stockholders may differ from the interests of our other stockholders.

Our certificate of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our certificate of incorporation and bylaws and law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. We currently have 577,063 shares of Series A-1 preferred stock issued and outstanding and 189,337 shares of Series A-2 preferred stock issued and outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and existing holders of preferred stock, and therefore, reduce the value of those securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Subject to certain limitations, a corporation may offset a net operating loss carryforward against profit earned in a future year to determine its U.S. federal income tax expenses for such year. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset future federal taxable income or tax if, in general, the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. For the year ended December 31, 2022, we recorded no state tax liability. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

As of December 31, 2022, we had available total federal and state net operating loss carryforwards of approximately $11,965,000 plus additional net operating losses generated in the year ending December 31, 2022. These NOL’s expire at various intervals through the year 2037 except for the NOL’s for the years ending after December 31, 2017 which have no expiration date.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is only a very limited market for the Company's securities. The Company’s securities are included on the OTCQB under the symbol FNAM. As of December 31, 2022, there were outstanding options for 1,028,333 shares of common stock.

As of March 1, 2023, there were approximately 324 holders of the Company's common stock.

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

Recent Highlights of Evolutionary Genomics

•	During 2019, we identified our FusR1 gene in bananas for disease resistance and filed a patent application.

•	During 2020, WCIC completed a project for the Company to transform soybean plants using our EG261 and EG19 genes and to develop resulting plants through generation T2 seeds.

•	During 2020, we entered into the DCA with Dole and a Research Agreement with WCIC for the development of the FusR1 gene and banana plants that are resistant to Panama Disease.

•	During 2021 and 2022, we were successful at the University of Wisconsin in transforming banana plants with our FusR1 gene and now have transformed plants growing in their greenhouses.

•	During 2021, we discovered our SigX gene in banana plants that may provide resistance to Black Sigatoka disease in bananas and filed patents on the gene.

•	During 2022, our initial testing at the University of Wisconsin showed that plants with our FusR1 gene exhibited some resistance to Fusarium Fungus. Additional testing and replication are needed to confirm these initial tests prior to any commercialization.

Consolidated Results of Operations:

	Year Ended December 31,
	2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue	$—	N/A	$—	N/A
Operating expenses
Research and development	417,450	N/A	1,234,215	N/A
Salaries and benefits	343,208	N/A	369,920	N/A
General and administrative	1,253,644	N/A	1,273,808	N/A
Total operating expenses	2,014,302	N/A	2,877,943	N/A
Operating loss	(2,014,302)	N/A	(2,877,943)	N/A
Other income	79,335	N/A	83,999	N/A
Income taxes	—	N/A	—	N/A
Net loss	($1,934,967)	N/A	($2,793,944)	N/A
Preferred stock dividend	(313,293)	N/A	(285,568)	N/A
Net loss attributable to common stockholders	($2,248,260)	N/A	($3,079,512)	N/A

Operating Expenses

Operating expenses decreased $863,641, or 30.0%, to $2,014,302 for the year ended December 31, 2022 from $2,877,943 for the year ended December 31, 2021. Operating expenses consist of research and development expense, salaries and benefits and general and administrative expense. Changes in these items are described below.

Research and Development

Research and development decreased $816,765, or 66.2%, to $417,450 for the year ended December 31, 2022 from $1,234,215 for the year ended December 31, 2021. The decrease was primarily due to decreased costs incurred on our research agreement with UW for the development of our FusR1 banana gene, decreased patent costs, decreased lab supplies expense and decreased depreciation. The cost of the research agreement with UW is expensed as incurred in accordance with our DCA which included 90% of the contract amount paid prior to December 31, 2021. These costs are funded by notes payable provided by Dole, the details of which are described in Note 7 of our consolidated financial statements.

Salaries and Benefits

Salaries and benefits decreased $26,712, or 7.2%, to $343,208 for the year ended December 31, 2022 from $369,920 for the year ended December 31, 2021. The decrease was due to decreased stock compensation costs.

General and Administrative

General and administrative expenses decreased $20,164, or 1.6%, to $1,253,644 for the year ended December 31, 2022 from $1,273,808 for the year ended December 31, 2021. The decrease was primarily due to decreased insurance costs. General and administrative expense also includes $1,006,751 amortization of acquired research in progress for the years ended December 31, 2022 and 2021. The expected amortization for the year ending December 31, 2023 is $1,006,751 and will decline thereafter as described in Note 5 of our consolidated financial statements.

Other Income

Total other income decreased $4,664, or 5.6%, to $79,335 for the year ended December 31, 2022 from $83,999 for the year ended December 31, 2021. The decrease was primarily due to forgiveness of PPP and EIDL loans in the year ended December 31, 2021 partially offset by employee retention credits received in the year ended December 31, 2022.

Income Taxes

Income tax benefit was $0 for the years ended December 31, 2022 and 2021.

Net Loss

Net loss decreased $858,977, or 30.7%, to $1,934,967 for the year ended December 31, 2022 from $2,793,944 for the year ended December 31, 2021. The decrease was primarily due to decreased costs for our banana project, decreased costs for patents, lab supplies, depreciation and insurance partially offset by stock compensation costs.

Financial Condition

The Company’s working capital increased $283,738 to $520,673 as of December 31, 2022 from $236,935 as of December 31, 2021 primarily due to proceeds from the issuance of common and preferred stock partially offset by the net loss from operations.

Liquidity and Capital Resources

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $640,947 for the year ended December 31, 2022 compared to $1,583,138 for the year ended December 31, 2021. The $942,191, or 59.5%, decrease was primarily due to the decreased net operating loss. Net cash provided from financing activities was $550,000 of proceeds from the issuance of common stock and $454,004 from the issuance of preferred stock compared to $1,447,916 in proceeds from notes payable from Dole and $133,395 in proceeds from the PPP loan and the EIDL in the year ended December 31, 2021.

As of December 31, 2022, the Company had $577,066 in operating cash and expects that operating cash flow net of contractual reimbursements and notes payable funding from Dole for the year ending December 31, 2023 will be approximately $546,000. Management believes that there may not be enough cash to pay our expenses for one year beyond the date of this report. Marketing of additional genes may lead to additional revenue and we have some flexibility to reduce operating costs but we may require additional capital. These factors create substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have a material current effect, or that are reasonably likely to have a material future effect, on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The Company leases its operating facility on a month-to-month basis, with monthly rental installments of $2,378. The Company’s rent expense for the years ended December 31, 2022 and 2021 were $26,157 and $28,535, respectively.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

Name	Age	Position
Steve B. Warnecke	66	Chairman of the Board, President, CEO, CFO
Walter Messier	67	Treasurer, Secretary
Virginia Orndorff	72	Director
Mark Boggess	62	Director

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes compensation of our executive officers:

				Option
Name and Position	Year	Salary	Bonus	Awards	Other	Total
Steve B. Warnecke	2022	$130,100	$—	$93,025	$10,000	$233,125
Chief Executive Officer	2021	$150,000	$—	$—	$10,000	$160,000
Chairman of the Board	2020	$150,000	$50,000	$151,846	$10,000	$361,846

Walter Messier	2022	$150,000	$—	$—	$—	$150,000
Chief Technology Officer	2021	$150,000	$—	$—	$—	$150,000
Secretary	2020	$150,000	$50,000	$310,598	$—	$510,598

Virginia Orndorff	2022	$—	$—	$—	$10,000	$10,000
Director	2021	$—	$—	$—	$10,000	$10,000
	2020	$—	$—	$46,590	$10,000	$56,590

Mark Boggess	2022	$—	$—	$—	$10,000	$10,000
Director	2021	$—	$—	$—	$10,000	$10,000
	2020	$—	$—	$46,590	$10,000	$56,590

The Company had no employment agreements as of December 31, 2022 and paid cash compensation to each to its directors of $10,000 during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, Evolutionary Genomics issued option grants for 133,333 shares to Steve Warnecke. The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual.  The value of the option awards was estimated using the Black-Scholes option pricing model.  The valuation assumptions used in the valuation of options granted may be found in the Notes to our financial statements included in this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of December 31, 2022 regarding the beneficial ownership of the Company’s common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The percentage ownership is the number of shares of common stock owned compared to the combined number of shares of common and preferred stock outstanding. None of the officers or directors own any shares of preferred stock.

	Number of		Percentage
	Shares Owned		of Shares
Name and Address	or Controlled		Owned

Steve B. Warnecke	1,841,374	(1)	24.81%
4220 Morning Star Dr
Castle Rock, CO 80108

Virginia Orndorff	123,490	(2)	1.66%
4220 Morning Star Dr
Castle Rock, CO 80108

Mark Boggess	26,000	(3)	0.35%
4220 Morning Star Dr
Castle Rock, CO 80108

Walter Messier	182,044	(4)	2.45%
4220 Morning Star Dr
Castle Rock, CO 80108

All Officers and Directors as a Group (1)	2,172,908		29.28%

———————

(1)	Mr. Warnecke is Chief Executive Officer and Chairman of the Board of the Company. Mr. Warnecke holds options for 100,000 shares exercisable at $3.30 per share, 150,000 shares execisable at $1.65 per share and 133,333 shares exercisable at $.83 per share.
(2)	Ms. Orndorff is a Director of the Company. Ms. Orndorff holds options for 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.
(3)	Mark Boggess is a Director of the Company. Mr. Boggess holds options for 15,000 shares exercisable at $3.00 per share and 45,000 shares exercisable at $1.50 per share.
(4)	Dr. Messier is the Company’s Treasurer and Secretary. Dr. Messier holds options for 100,000 shares exercisable at $3.00 per share and 300,000 shares exercisable at $1.50 per share..

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2022 and 2021 for professional services rendered by our principal accountant, Plante & Moran PLLC, Denver, Colorado (PCAOB ID No. 166) for the audit of our annual financial statements and quarterly reviews were $65,000 and $65,000, respectively.

Audit Related Fees

The Company incurred no fees for the years ended December 31, 2022 and 2021 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

For the years ended December 31, 2022 and 2021, fees for professional services rendered by our principal accountant for tax preparation were $7,200 and $0, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended December 31, 2022 and 2021.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following Exhibits are filed as part of this registration statement unless otherwise indicated:

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 2, 2015, by and among Fona, Inc., Evolutionary Genomics, Inc., EG I, LLC, Fona Merger Sub, Inc. and Fona Merger Sub, LLC	10-K	3/5/2015	10.1
3.1	Form of Amended and Restated Articles of Incorporation	8-K	10/23/2015	3.1
3.2	Bylaws of the Company	10	9/23/2010	3.2
3.3	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock	8-K	2/25/2016	3.1
3.4	Certificate of Designations, Preferences and Rights of Series A-2 Preferred Stock	10-K	3/30/2020	3.4
4.1	Specimen Stock Certificate	8-K	10/23/2015	4.1
10.1	Equity Incentive Plan	S-4	4/2/2015	10.1
10.5	Contract for Services University of Missouri	S-4/A	7/2/2015	10.5
10.9	Amendment 1 to the UM Nguyen Sponsored Research Contract	10-K	2/10/2017	10.9
10.12	State of Colorado Grant Agreement	10-K	4/1/2019	10.12
10.14	Development and Commercialization Agreement, dated August 19, 2020, by and between EG Crop Science, Inc. and Dole Food Company, Inc.	10-Q	11/13/2020	10.1
10.15	Standard Research Agreement, dated September 15, 2020, by and between the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Madison and EG Crop Science, Inc.	10-Q	11/13/2020	10.2
21.1	Subsidiaries of Evolutionary Genomics, Inc.	10-K	3/5/2018	21.1
31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10–K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Castle Rock, State of Colorado on March 9, 2023.

EVOLUTIONARY GENOMICS, INC.

March 9, 2023	By:	/s/ Steve B. Warnecke
	Name:	Steve B. Warnecke
	Title:	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve B. Warnecke	President, Chief Executive Officer, Chief Financial Officer, Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 9, 2023
Steve B. Warnecke

/s/ Virginia Orndorff	Director	March 9, 2023
Virginia Orndorff

/s/ Mark Boggess	Director	March 9, 2023
Mark Boggess

Evolutionary Genomics, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Evolutionary Genomics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evolutionary Genomics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Controls and Procedures – Material Weakness – Refer to Item 9A to the form 10-K

Critical Audit Matter Description

Management has identified the following control deficiencies: (1) the Company has not properly segregated duties, as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. (2) The Company uses accounting software that neither prevents erroneous or unauthorized changes to previous reporting periods nor provides an adequate audit trail of entries made in the accounting software. (3) Due to the size of the Company and limited personnel, the Company has not hired an individual with the appropriate level of knowledge, experience, and training in financial reporting.

Given these deficiencies in the lack of proper segregation of duties, weakness within the accounting software, and lack of technical accounting expertise that have a pervasive impact to all financial account balances and disclosures, a significant change in our audit plan was required with an increase in audit effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to mitigating the risks of the internal control deficiencies include the following:

•	Performed a primarily substantive audit over significant account balances and disclosures. Utilized original source documents for audit evidence rather than system reports or other information.

•	Performed additional procedures to mitigate any increased fraud risks, including:

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

/s/ Plante & Moran, PLLC

Denver, Colorado

March 9, 2023

Evolutionary Genomics, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

ASSETS

Current assets
Cash	$577,066	$214,009
Employee retention credit	78,000	$—
Prepaid expenses	43,847	41,792
Total current assets	698,913	255,801

Non-current assets
Property and equipment, net	3,956	18,698
Intangible assets, net	1,650,841	2,657,592
Total non-current assets	1,654,797	2,676,290
Total assets	$2,353,710	$2,932,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$178,240	$18,866

Long-term liabilities
Notes payable	3,743,747	3,743,747
Total liabilities	3,921,987	3,762,613
Commitments and contingencies
Preferred Stock subject to possible redemption, $0.001 par value, 20,000,000 authorized at December 31, 2022 and 2021
Series A-1 Convertible Preferred Stock, $0.001 par value; 600,000 shares authorized, 577,063 shares issued and outstanding at December 31, 2022 and 2021; liquidation preference at December 31, 2022 of $4,679,662	3,029,579	3,029,579
Series A-2 Convertible Preferred Stock, $0.001 par value; 200,000 shares authorized, 189,337 and 102,860 shares issued and outstanding at December 31, 2022 and 2021 respectively; liquidation preference at December 31, 2022 of $1,179,025	994,019	540,015
Total preferred stock subject to possible redemption	4,023,598	3,569,594
Stockholders' deficit
Preferred Stock - accrued dividends	1,835,089	1,521,796
Common Stock, $0.001 par value; 780,000,000 shares authorized, 6,655,232 and 5,881,898 shares issued and outstanding at December 31, 2022 and 2021, respectively	6,655	5,882
Additional paid-in capital	12,378,844	11,949,702
Accumulated deficit	(19,812,463)	(17,877,496)
Total stockholders' deficit	(5,591,875)	(4,400,116)
Total liabilities and stockholders' deficit	$2,353,710	$2,932,091

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2022 and 2021

	2022	2021

Revenue	$—	$—

Operating expenses
Research and development	417,450	1,234,215
Salaries and benefits	343,208	369,920
General and administrative	1,253,644	1,273,808
Total operating expenses	2,014,302	2,877,943

Operating loss	(2,014,302)	(2,877,943)

Other income:
Investment income	1,335	604
Employee retention credit	78,000	—
Loan forgiveness	—	83,395
Total other income	79,335	83,999
Loss before income taxes	(1,934,967)	(2,793,944)
Income taxes	—	—
Net loss	(1,934,967)	(2,793,944)
Preferred stock dividend	(313,293)	(285,568)
Net loss attributable to common stockholders	$(2,248,260)	$(3,079,512)

Net loss per common share, basic	$(0.35)	$(0.52)
Net loss per common share, diluted	$(0.35)	$(0.52)

Weighted average common shares outstanding, basic	6,458,739	5,881,898
Weighted average common shares outstanding, diluted	6,458,739	5,881,898

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiaries

Condensed and Consolidated Statement of Stockholders' Deficit

	Twelve Months Ended December 31, 2022
				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2021	5,881,898	$5,882	$1,521,796	$11,949,702	$(17,877,496)	$(4,400,116)
Common Stock issuance	733,333	733	—	549,267	—	550,000
Option exercise	40,001	40	—	(40)	—	—
Stock compensation	—	—	—	193,208	—	193,208
Preferred stock dividends	—	—	313,293	(313,293)	—	—
Net loss	—	—	—	—	(1,934,967)	(1,934,967)
Balance, December 31, 2022	6,655,232	$6,655	$1,835,089	$12,378,844	$(19,812,463)	$(5,591,875)

	Twelve Months Ended December 31, 2021
				Additional
	Common Stock		Preferred	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Dividend	Capital	Deficit	Deficit

Balance, December 31, 2020	5,881,898	$5,882	$1,236,228	$12,015,552	$(15,083,552)	$(1,825,890)
Stock compensation	—	—	—	219,718	—	219,718
Preferred stock dividends	—	—	285,568	(285,568)	—	—
Net loss	—	—	—	—	(2,793,944)	(2,793,944)
Balance, December 31, 2021	5,881,898	$5,882	$1,521,796	$11,949,702	$(17,877,496)	$(4,400,116)

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiaries

Condensed and Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(1,934,967)	$(2,793,944)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	1,021,493	1,038,816
Stock-based compensation	193,208	219,718
Changes in operating assets and liabilities:
PPP Loan Forgiveness	—	(83,395)
Employee retention credit	(78,000)	—
Prepaid expenses	(2,055)	19,965
Accounts payable and accrued expenses	159,374	15,702
Cash flows from operating activities	(640,947)	(1,583,138)

Cash flows from investing activities:
Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of Common Stock	550,000	—
Proceeds from issuance of Preferred Stock	454,004	—
Proceeds from issuance of notes payable	—	1,447,916
Proceeds from EIDL and PPP Loans		133,395
Cash flows from financing activities	1,004,004	1,581,311

Net change in cash	363,057	(1,827)

Cash, beginning of period	214,009	215,836

Cash, end of period	$577,066	$214,009

Supplemental cash flow information
Preferred stock dividend accrual	$313,293	$285,568

See notes to consolidated financial statements

Evolutionary Genomics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Employee Retention Credit: During the year ended December 31, 2022, the Company filed forms 941-X for the quarters ending December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 and expects to receive refunds totaling $78,000. Subsequent to December 31, 2022, the Company received a $21,000 refund for the quarter ended September 30, 2021.

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

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. An impairment loss is measured and recorded to the extent that the carrying amount of the asset exceeds its estimated fair value. No asset impairment was recorded during the years ended December 31, 2022 and 2021.

Intangible Assets: Intangible assets include acquired research in progress and patents on the Company’s core technology for gene identification. Previously acquired patents were capitalized and are amortized over their expected useful life of 20 years using the straight-line method. Acquired research in progress was placed into service on August 19, 2020 in conjunction with the Development and Commercialization Agreement and is being amortized over four years consistent with the term of the Dole agreement using the straight-line method. Costs incurred to renew intangible assets and to file new patent applications are expensed in the period incurred, while costs incurred to extend the lives of patents are capitalized and amortized over the remaining useful life of the asset. Intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any intangible assets may be impaired, an evaluation of recoverability is performed. An impairment is considered to exist if the total estimated undiscounted cash flows are less than the carrying amount of the asset. No impairment was recorded during the years ended December 31, 2022 and 2021.

Income Taxes: Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. When a valuation allowance is established, increased or decreased, an income tax charge or benefit is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly. As of December 31, 2022 and 2021, a full valuation allowance has been established on the net deferred tax asset.

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

Net Loss Per Common Share: Basic net (loss) income per common share excludes any dilutive effects of equity instruments. We compute basic net (loss) income per common share using the weighted average number of common shares outstanding during the period. We compute diluted net (loss) income per common share using the weighted average number of common shares and common stock equivalents outstanding during the period. For the year ended December 31, 2022, common stock equivalents including 766,400 shares of convertible preferred stock and options for 1,028,333 shares of common stock and for the year ended December 31, 2021, common stock equivalents including 679,923 shares of convertible preferred stock and options for 1,081,667 shares of common stock were excluded because their effect was anti-dilutive.

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

Note 4: Property and Equipment

Property and equipment is comprised of the following:

	December 31,	December 31,
	2022	2021
Equipment	$432,499	$432,499
Software	63,179	63,179
Furniture and fixtures	7,987	7,987
	503,665	503,665
Accumulated depreciation	(499,709)	(484,967)
Property and equipment, net	$3,956	$18,698

Depreciation expense for the years ended December 31, 2022 and 2021 was $14,742 and $32,065, respectively.

Note 5: Intangible Assets

Intangible assets are comprised of the following:

	December 31,	December 31,
	2022	2021
Acquired research in progress - definite lived	$4,016,596	$4,016,596
Patents	52,045	52,045
Accumulated amortization	(2,417,800)	(1,411,049)
Intangible assets, net	$1,650,841	$2,657,592

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

The Company expects to recognize amortization expense related to its acquired research in progress and patents according to the following:

Year Ending	Amortization
December 31, 2023	1,006,751
December 31, 2024	638,105
December 31, 2025	2,602
December 31, 2026	2,602
December 31, 2027	781
Total	$1,650,841

Amortization expense for the acquired research in progress and patents during the years ended December 31, 2022 and 2021 was $1,006,751.

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

Note 6: Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not recognize any current or deferred income tax benefit or expense. For the years ended December 31, 2022 and 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate of 21.0% to the pre-tax loss before income taxes, and total income tax benefit (expense) recognized in the financial statements is as follows

	2022	2021
Income tax benefit at statutory U.S. federal rate	$406,343	$586,728
Income tax benefit attributable to U.S. states	67,259	99,325
Research and development credits	(66,000)	137,728
Non-taxable forgiveness of PPP and EIDL loans	—	20,478
Non-deductible expenses	(299)	(300)
Stock- based compensation related to incentive stock options	(47,290)	(53,952)
Other changes	(7,439)	(15,182)
Change in valuation allowance	(352,574)	(774,825
Total income tax expense (benefit)	$—	$—

As of December 31, 2022 and 2021, the components of deferred income tax assets and liabilities were as follows:

	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$2,928,442	$2,876,543
Research and development credits	449,981	515,982
Accrued Compensation	23,667	—
Long-term capital loss carryforward	94,445	94,728
Valuation allowance for deferred income tax assets	(3,187,682)	(2,835,108)
Net deferred income tax assets	308,853	652,145

Deferred income tax liabilities:
Intangible assets	(307,885)	(647,554)
Property, equipment and other	(968)	(4,591)
Total deferred income tax liabilities	(308,853)	(652,145)
Net deferred income tax assets	$—	$—

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

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

The Company records a valuation allowance for certain temporary differences for which it is more likely than not that a future tax benefit will be received. The Company assesses its past earnings history and trends and projections of future net income. The Company recorded a valuation allowance for the entire amount of the net deferred tax asset as of December 31, 2022 and 2021. As of December 31, 2022, the Company had a total valuation allowance of approximately $3,188,000 for its deferred tax assets. The Company will continue to review this valuation allowance and make adjustments as appropriate.

As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $11,965,000, consisting of $5,545,000 that have an indefinite carryover period and $6,420,000 that expire at various intervals through 2037. Use of NOL carryforwards is limited by the provisions of Section 382 of the Internal Revenue Code. At this point, the Company has not performed an analysis to determine whether an ownership change (as defined under Section 382) occurred during this year or preceding years. A determination of the potential impact these provisions might have on the utilization of net operating losses will be made when the net operating loss is projected to be utilized. As of December 31, 2022, the Company also has a capital loss carryforward of approximately $386,000 that expires in 2025, and a research and development credit carryforward of approximately $450,000 that will expire at various intervals from 2030 through 2040.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. At this time, the Company does not have any uncertain tax positions to assess.

Note 7: Notes Payable

Small Business Administration (“SBA”) Paycheck Protection Program: On February 22, 2021, the Company received $76,395 in proceeds from the PPP, which was created under the Coronavirus Aid, Relief and Economic Security Act (CARES). Under the program, the Company applied for and received forgiveness of the debt in the year ended December 31, 2021. The forgiveness was recorded as loan forgiveness in other income on the consolidated statements of operations in the year ended December 31, 2021.

SBA Economic Injury Disaster Loan: On June 5, 2020, the Company received $150,000 in proceeds from the SBA’s EIDL Program. On July 20, 2021, the Company received an additional $7,000 SBA EIDL Advance which has been forgiven and, on July 14, 2021, the Company received a $50,000 increase in the SBA EIDL Loan. Installment payments, including interest at the rate of 3.75% per annum, of $1,019 monthly over thirty years from the date of the original promissory note began on December 13, 2022. The Company granted to the SBA a continuing security interest in all tangible and intangible personal property. The Company may not make any distribution of assets of the Company to any shareholder without the written consent of the SBA. As of December 31, 2022, the Company recognized $16,128 of accrued interest on the note.

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

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

Liquidation: Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-1 and Series A-2 shall be entitled to receive out of the assets of the Company for each share of Series A-1 and Series A-2 an amount equal to its stated value, $5.25 per share as of December 31, 2022 and 2021, plus any accrued but unpaid dividends before any distribution or payment shall be made to the holders of any other class or series of stock of the Company that ranks junior to the Series A-1 and Series A-2. The holders shall be entitled to convert their shares of Series A-1 and Series A-2 into Common Stock at any time prior to the consummation of a Liquidation. This is considered a contingent redemption feature.

Conversion: The holders of Series A-1 and Series A-2 may convert their shares into shares of Common Stock, at the option of the holder, on a one-share-for-one-share basis and shall be subject to certain adjustments at any time.

Optional Redemption; Sinking Fund Account: The Company may elect to redeem some or all of the then outstanding shares of Series A-1, (i) for cash in an amount equal to the liquidation preference per share, $5.25 per share as of December 31, 2022, subject to adjustment and (ii) by issuing one share, subject to adjustment, of Common Stock for each share of Series A-1 and Series A-2 outstanding being redeemed. 50% of all licensing fees received by the Company will be deposited into a separate sinking fund for use in an optional redemption. As of December 31, 2022, no licensing revenue has been received under these provisions and no sinking fund account has been established.

Dividends: The Company shall pay to the holders of the Series A-1 and Series A-2 dividends at the rate of 8% per annum and the Company has accrued these dividends since issuance of the Series A-1 and Series A-2. The dividend amount shall accrue and shall be payable in shares of Common Stock upon the conversion of the Series A-1 and Series A-2, or upon the redemption of the Series A-1 and Series A-2. No dividends shall be paid on any Common Stock of the Company or any capital stock of the Company that ranks junior to the Series A-1 and Series A-2 until dividends of Series A-1 and Series A-2 been paid. As of December 31, 2022, there were $1,835,089 in accrued stock dividends.

Voting: The holders of the Series A-1 and Series A-2 are entitled to vote on all matters submitted to the stockholders for a vote on an as-if-converted to Common Stock basis, with all stockholders voting as a single class.

Note 9: Stock-Based Compensation

The Company grants stock-based instruments under the 2015 Stock Incentive Plan (“Plan”) for which 1,400,000 shares of the Company’s Common Stock has been reserved. The Plan allows for the issuance of incentive stock options and non-qualified stock options with a maximum contractual term of 10 years. Shares and options that are cancelled are available for reissuance under the Plan. For years ended December 31, 2022 and 2021, the Company recorded compensation costs for stock options of $193,208 and $219,718, respectively. Stock options are generally issued with an exercise price at or above the estimated per-share value of the Company’s Common Stock. The Company granted options for 133,333 shares of common stock during the year ended December 31, 2022 and none in the year ended December 31, 2021.

Management has valued the options at their date of grant utilizing the Black-Scholes option pricing model. Volatility of the underlying common shares was determined based on the historical volatility for the Company’s stock for a term consistent with the expected life of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options on the date of the grant. Due to the lack of sufficient historical activity, the expected term of the options was estimated using the formula set forth in Securities and Exchange Commission SAB 107.

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

The fair value of the share option awards was estimated using the Black-Scholes method based on the following weighted-average assumptions:

Volatility	154%
Expected Term	5.5 years
Dividend Rate	0%
Risk Free Rate	2.56%

The following table summarizes the status of the Company’s aggregate stock options granted:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Total Intrinsic Value

Balance, January 1, 2021	1,081,667	$1.74	6.67
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2021	1,081,667	$1.74	5.67

Balance, January 1, 2022	1,081,667	$1.74	5.67
Granted	133,333	$0.83	9.23
Exercised	(186,667)	$0.55	—
Cancelled	—	—	—

Balance, December 31, 2022	1,028,333	$1.84	6.22	$—

Exercisable at December 31, 2022	861,664	$2.00	5.73	$—

During the years ended December 31, 2022 and 2021, options for 179,999 and 180,000 shares vested, respectively. As of December 31, 2022, there was $85,548 unrecognized compensation cost related to share-based compensation arrangements that will be recognized through the year ending December 31, 2023.

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

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

Lease Commitments: The Company leases its operating facility and pays its rent in monthly installments. The lease was renewed in June 2016 for a period of twelve months and monthly rentals for the period of July 1, 2016 through December 31, 2022 are $2,378 per month which continues on a month-to-month basis. There is no minimum lease commitment as of December 31, 2022. Renewals after June 30, 2017 are by mutual agreement. The Company’s rent expense for the years ended December 31, 2022 and 2021 was $26,157 and $28,535, respectively.

Royalty: Effective March 1, 2012, the Company entered into an Agreement for Contract Services with SmithBucklin Corporation (the “Contractor”) on behalf of the United Soybean Board. The contract includes the payment of certain royalties, as defined in the Agreement.

The Company is obligated to pay royalties to the United Soybean Board of 10% of the sale of products derived from the soybean genes that were the subject of the research performed by the Contractor or from royalties received by the Company from the sale of products by a third party not to exceed 150% of the total amount paid to the Contractor under this Agreement. The Company has recognized to date grant revenue from the contract of $262,400 as of December 31, 2022, thus limiting any future royalties as of December 31, 2022 to a total of $393,600. The Company has not accrued or paid any royalties under the terms of the Agreement as of and during the years ended December 31, 2022 and 2021 because it has not received any revenue from the sale of products to date.

Other Commitments: On September 18, 2020, the Company entered into a Standard Research Agreement with WCIC for the development of our banana genes. The agreement includes payments from the Company in the amount of $2,159,719 over the two-year expected term of the project. These costs will be reimbursed, in the form of notes payable by Dole in accordance with our DCA.

The Company entered into a Service Agreement with WCIC for the maintenance and shipment of banana plants which includes unit pricing for services rendered and is expected to be completed by March 31, 2023. During the year ended December 31, 2022, $59,330 of cost was incurred under this contract and was reimbursed by Dole.

On April 18, 2022, the Company entered into a Service Agreement with the University of Wisconsin-Madison for the testing of banana plants which includes payments of $143,124 of which $128,811 were paid in the year ended December 31, 2022 and reimbursed by Dole.

Note 11: Related Parties and Transactions

Steve B. Warnecke: Mr. Warnecke is the Company’s Chief Executive Officer and Chairman of the Board and owns, directly or indirectly, 1,841,374 shares or 24.8% of the Common Stock outstanding as of December 31, 2022.

Note 12: Concentrations

Considerations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash balances at high-credit, quality financial institutions. The balances, at times, may exceed federally insured limits. The Company routinely monitors the credit quality of its customers.

Evolutionary Genomics, Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2022 and 2021

Note 13: Liquidity and Going Concern

The Company has historically financed operations through cash flows from operations and equity transactions. Net cash used in operating activities was $640,947 for the year ended December 31, 2022 compared to $1,583,138 for the year ended December 31, 2021. The $942,191, or 59.5%, decrease was primarily due to the decreased net operating loss. Net cash provided from financing activities was $550,000 of proceeds from the issuance of common stock and $454,004 from the issuance of preferred stock compared to $1,447,916 in proceeds from notes payable from Dole and $133,395 in proceeds from the PPP loan and the EIDL in the year ended December 31, 2021.

As of December 31, 2022, the Company had $577,066 in operating cash and expects that operating cash flow net of contractual reimbursements and notes payable funding from Dole for the year ending December 31, 2023 will be approximately $546,000. Management believes that there may not be enough cash to pay our expenses for one year beyond the date of this report. Marketing of additional genes may lead to additional revenue and we have some flexibility to reduce operating costs but we may require additional capital. These factors create substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.

Note 14: Subsequent Event

During the year ended December 31, 2022, the Company filed forms 941-X for the quarters ending December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 and expects to receive refunds totaling $78,000. Subsequent to December 31, 2022, the Company received a $21,000 refund for the quarter ended September 30, 2021.

